Form 10QSB
period 1996-06-30
LUKENS MEDICAL CORP
filed 1996-08-14
CIK 857802

THIS CONFIRMING FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
                            _______________________

 [x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                                    June 30, 1996
For the quarterly period ended .................................................
                                      or
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to .........................

                                                     1-11109
Commission file number .........................................................
                          Lukens Medical Corporation
 ................................................................................
            (Exact name of registrant as specified in its charter.)

  Delaware                                                 22-2429965

 ................................................................................
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

  3820 Academy Parkway North NE, Albuquerque, NM                   87109
 ................................................................................
           (Address of principal executive offices)            (Zip Code)

                                                             (505-342-9638)
Issuer's telephone number, including area code .................................

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                   No
                              ---                      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
               Class                               Outstanding at June 30, 1996
 ...................................          ...................................
  Common Stock, $.01 par value                         2,710,255 shares

                              Page 1 of 33 Pages
                           Exhibit Index on Page 12

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets                               3

                   Consolidated Statements of Operations                     4

                   Consolidated Statements of Cash Flows                     5

                   Notes to Consolidated Financial Statements                6-7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8-9

PART II   OTHER INFORMATION                                                  9

SIGNATURES                                                                  11

EXHIBIT INDEX                                                               12

EXHIBITS                                                                    13

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                               (UNAUDITED)                   AUDITED
                                                                                 JUNE 30,                  DECEMBER 31,
                                ASSETS                                             1996                        1995
                                ------                                      --------------------         -------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                $          150,358           $          39,049
    Accounts receivable, net of allowance
       for doubtful accounts of $5,790                                                1,536,241                   1,269,211
    Inventory (Note 2)                                                                4,096,944                   3,849,051
    Prepaid expenses                                                                     67,085                      23,456
                                                                            --------------------         -------------------
            Total Current Assets                                                      5,850,628                   5,180,767

Land, building and equipment, net of accumulated depreciation
    of $1,282,054 at June 30, and $1,150,024 at December 31                           1,776,717                   1,710,633

Intangible assets, net of accumulated amortization of
    $876,716 at June 30, and $707,036 at December 31                                  1,018,538                     469,408

Other assets                                                                            128,253                      97,980
                                                                            --------------------         -------------------
            TOTAL ASSETS                                                     $        8,774,136           $       7,458,788
                                                                            ====================         ===================
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                         $          848,417           $         665,080
    Accrued liabilities                                                                  86,263                     111,439
    Current maturities of long-term debt and
        capital leases                                                                  405,665                     376,475
                                                                            --------------------         -------------------
            TOTAL CURRENT LIABILITIES                                                 1,340,345                   1,152,994


Long-term debt, excluding current maturities                                          1,290,206                     729,979

Obligations under capital leases, excluding
        current maturities                                                               22,294                      37,227
                                                                            --------------------         -------------------
            TOTAL LIABILITIES                                                         2,652,845                   1,920,200

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, authorized
       20,000,000 shares: issued and outstanding
       2,710,255 shares                                                                  27,115                      26,115
    Additional paid-in capital                                                       17,175,196                  16,938,696
    Accumulated deficit                                                             (11,081,020)                (11,426,223)
                                                                            --------------------         -------------------
            TOTAL AND STOCKHOLDERS' EQUITY                                            6,121,291                   5,538,588
                                                                            --------------------         -------------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $        8,774,136           $       7,458,788
                                                                            ====================         ===================

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARES
                  ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   UNAUDITED
                                   ---------

                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                   JUNE 30,                                   JUNE 30,

                                                          1996                  1995                  1996                1995
                                                     --------------       ---------------       ---------------      ---------------
Sales                                                 $  2,362,938          $  1,188,644         $   3,907,501        $   2,192,442
Cost of sales                                            1,633,942               782,066             2,712,875            1,459,328
                                                     --------------       ---------------       ---------------      ---------------


GROSS PROFIT                                               728,996               406,578             1,194,626              733,114
                                                     --------------       ---------------       ---------------      ---------------


Selling expenses                                           164,382                66,523               265,099              159,186
General and administrative expenses                        231,935               181,967               450,491              402,688
Research and development expenses                           36,011                40,438                72,871               85,897
                                                     --------------       ---------------       ---------------      ---------------
     TOTAL OPERATING EXPENSES                              432,328               288,928               788,461              647,771
                                                     --------------       ---------------       ---------------      ---------------
   Earnings from operations                                296,668               117,650               406,165               85,343
                                                     --------------       ---------------       ---------------      ---------------

Other (expenses) income
   Interest income                                           1,403                 2,042                 4,132                9,426
   Interest expense                                        (30,115)              (78,704)              (51,561)            (150,925)
   Other, net                                              (26,618)                2,773               (13,533)               3,102
                                                     --------------       ---------------       ---------------      ---------------
     TOTAL OTHER (EXPENSE) INCOME                          (55,330)              (73,889)              (60,962)            (138,397)
                                                     --------------       ---------------       ---------------      ---------------
     EARNINGS (LOSS) BEFORE INCOME TAXES                   241,338                43,761               345,203              (53,054)

                                                              -                     -                     -                    -
                                                     --------------       ---------------       ---------------      ---------------

     NET EARNINGS (LOSS)                              $    241,338         $      43,761         $     345,203        $     (53,054)
                                                     ==============       ===============       ===============      ===============

Weighted average number of common and common
   equivalent shares outstanding                         3,017,388             2,619,005             3,017,388            2,619,005
                                                     ==============       ===============       ===============      ===============

Income (loss) per common and common
   equivalent share:                                  $       0.08         $        0.02         $        0.11        $       (0.02)
                                                     ==============       ===============       ===============      ===============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                   UNAUDITED
                                   ---------

                                                                                                           SIX MONTHS
                                                                                                         ENDED JUNE 30,
                                                                                             ------------------------------------

                                                                                                   1996                1995
                                                                                             ----------------    ----------------
Cash flows from operations:
   Net earnings (loss)                                                                         $    345,203        $    (53,054)
   Adjustments to reconcile net earnings (loss)
      to cash provided (used) by operating activities:
          Depreciation                                                                              132,030             129,059
          Amortization of intangible assets                                                         169,680              30,421
      Changes in current assets and liabilities:
          Accounts receivable                                                                      (267,030)            (98,332)
          Inventory                                                                                (247,893)           (163,365)
          Prepaid expenses                                                                          (43,629)            (26,111)
          Accounts payable                                                                          183,337            (140,398)
          Accrued liabilities                                                                       (25,176)              1,350
      Change in other assets                                                                        (30,273)             (8,391)
                                                                                             ----------------    ----------------

               Net cash provided (used) by operating activities                                     216,249            (328,821)
                                                                                             ----------------    ----------------

Cash flows from investing activities:
   Purchase of plant and equipment                                                                 (198,114)            (45,484)
   Purchase of intangible assets                                                                   (718,810)                  -
                                                                                             ----------------    ----------------

               Net cash used in investing activities                                               (916,924)            (45,484)
                                                                                             ----------------    ----------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock and equivalents                                       237,500                   -
   Borrowings on long-term debt & obligations under capital leases                                  625,283             500,000
   Principal payments on long-term debt & obligations under capital leases                          (50,799)           (484,146)
                                                                                             ----------------    ----------------

               Net cash provided by financing activities                                            811,984              15,854
                                                                                             ----------------    ----------------

               Net increase (decrease) in cash and cash equivalents                                 111,309            (358,451)

Cash and cash equivalents at beginning of period                                                     39,049             712,665
                                                                                             ================    =================

Cash and cash equivalents at end of period                                                     $    150,358        $    354,214
                                                                                             ================    =================

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                          LUKENS MEDICAL CORPORATION

                  Notes to Consolidated Financial Statements
                                 June 30, 1996
                                  (unaudited)

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the six-month periods ended June 30, 1996 and 1995. The accounting policies followed by the Company are set forth in note (1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Inventory
     ---------

     Inventory consists of the following components at:

                                   June 30,            December 31,
                                     1996                 1995
                                  ----------           ------------
     Raw materials                $1,722,734           $1,821,321
     Work-in-process                 987,345              874,080
     Finished goods               $1,386,865           $1,153,650
                                  ----------           ----------
                                  $4,096,944           $3,849,051

                                  ==========           ==========

(3)  Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes.

     Components of the net deferred income tax asset at December 31, 1995 are as follows:

     Deferred income tax assets:
     Resulting from net operating
       loss carryforwards                       $  3,844,000
     Carryforward of capital loss               $    105,000
     Carryforward credit from
       Increasing research
        activities                              $    105,000
     Other                                      $    244,000
                                                ------------
                                                $  4,298,000

     Deferred income tax liabilities:
      Depreciation and other
       basis differences                        $    (62,000)
                                                -------------
     Net deferred tax asset before
      valuation allowance                       $  4,236,000
     Valuation allowance                        $( 4,236,000)
     Net deferred income tax asset              $     -0-
                                                =============

     The Company conducts a periodic evaluation of its valuation allowance. Factors considered in the evaluation include recent demonstrable future earnings, the Company's liquidity and equity positions. For 1995, all deferred tax assets were reserved for in the valuation allowance given the Company's limited history of profitable operations.

     There is no income tax payable at December 31, 1995 or at June 30, 1996 because of the usage of net operating loss carryforwards, which expire as follows:

                       Approximate                          Increasing Research
                      Net Operating                         Activities Book/Tax
                    Loss Carryforward                           Credits
                    -----------------                           -------

                       State Loss    Federal Loss
                         Amount         Amount       Tax Effect     Tax Effect
                         ------         ------       ----------     ----------
     1998             $   20,000    $     -         $    2,000      $    -
     1999              2,601,000        225,000        202,000         3,800
     2000                   -         2,187,000        743,000        37,200
     2001                   -         1,835,000        624,000        37,500
     2002                   -           920,000        313,000         1,400
     2003              1,480,000      2,086,000        780,000        25,100
     2004                315,000        390,000        148,000           -
     2005                161,000        278,000        103,000           -
     2006                   -            50,000         17,000           -
     2008                   -            86,000         29,000           -
     2009                             2,601,000        884,000           -
                      ----------    -----------     ----------      --------
                      $4,577,000    $10,658,000     $3,844,000      $105,000
                      ==========    ===========     ==========      ========

The capital loss carryforwards of approximately $271,000, tax effect of $105,000, expire in 1998.

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------

Three Months Ended June 30, 1996
- --------------------------------

Sales increased approximately $1,174,000 or 99% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 due to higher veterinary and U.S. Government suture sales, as well as approximately $950,000 in revenue generated from the new product lines acquired from Ulster Scientific, Inc. in March (the "Acquisition").

The gross margin percentage declined slightly due to shifts in product mix, with the second quarter generating 31% margins compared to 34% last year. Selling expenses increased $98,000 to $164,000 for the 1996 quarter, versus. $67,000 for the 1995 quarter. Approximately all of this increase was a result of the addition of sales personnel for new product lines purchased in the Acquisition. General and Administrative expenses and Research & Development expenses increased and decreased, respectively, in the 1996 quarter versus the 1995 quarter, with G&A up $50,000 to $232,000, and R&D reduced $4,000 to $36,000. The increase in G&A expense is mostly attributable to the temporary employment of Ulster personnel to assist the Company in the transition for the three months following the closing of the Acquisition.

As a result of the higher revenues, Income from Operations increased 150%, or $179,000, to $297,000 for the 1996 quarter versus income from Operations of $118,000 for the same quarter 1995.

Interest expense was reduced $49,000 from $79,000 in 1995 to $30,000 in 1996 due to the reductions in net borrowings resulting from the sale of the Company's Rio Rancho facility in mid-1995 and the early retirement of various capital lease obligations in September 1995.

As a result of the foregoing, the Company incurred a net profit for the quarter of $241,000, or $.08 per share, for 1996, compared to a net profit of $44,000, or $.02 per share, in 1995.

Six Months Ended June 30, 1996
- ------------------------------

Sales increased approximately $1,715,059, or 78% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995 due to increased sales in veterinary and U.S. Government suture sales, as well as approximately $1,150,000 in revenue generated from the new product lines acquired from Ulster Scientific, Inc.

Gross margins decreased to 31% from 33%. The margin decrease is due to shifts in the product mix, as a result of the acquired product lines.

Gross profits of $1,195,000 for the six months ended June 30, 1996, compared to $733,000 for the six months ended June 30, 1995. Total operating expenses increased $141,000 or 22% for the six months ended June 30, 1996 due, again, to increases in Sales and Administrative Staff resulting from the Acquisition. For the same reason, selling expenses increased $106,000 or 67% and G&A expenses increased $48,000 or 12%.

Interest income decreased $5,000 during the 1996 six-month period as a result of lower investment balances. Interest expense decreased $99,000 due to lower levels of borrowing.

As a result of the foregoing, the Company incurred a net profit of $345,000, or $.11 per share, for the six months ended June 30, 1996 compared to a loss of $53,000, or $(.02) per share, during the comparable period of 1995.


                        Liquidity and Capital Resources
                        -------------------------------

At June 30, 1996, the Company had cash and cash equivalents of $150,000 and working capital of $4,510,000.

In April, 1996, the Company's lines of credit were renewed through August 31, 1996. As part of this renewal, the working capital line of credit was increased from $300,000 to $500,000, and the letter-of-credit line was increased from $500,000 to $700,000.

As of June 30, 1996, the Company had drawn advances on the working capital line of $350,000, and there were approximately $600,000 in letters-of-credit outstanding relating to raw material purchases and other general purposes.

In February 1996, the Company received SBA approval for a new revolving working capital line of credit which allows the Company to draw up to $420,000 to finance labor costs and inventory purchases relating to U.S. Government contracts. At June 30, 1996, the balance due on this line was approximately $121,000, and proceeds from contracts in the same amount were assigned to the bank.

The Company also has an SBA export working capital line-of-credit agreement, which provides working capital for export sales up to the lesser of (a) $350,000 or (b) 80 percent of the face amount of negotiated Letters of Credit issued for the benefit of the Borrower and delivered to Lender. At June 30, 1996, there was $39,000 outstanding under this line-of-credit agreement.

In March 1996, the Company borrowed $400,000 from a major shareholder, with interest at 9%, and principal and interest due in September 1997. These proceeds were used to pay certain amounts assumed as a part of the Acquisition.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ending June 30, 1996.

     (a)  The date of the Meeting was June 18, 1996.

     (b) At the Meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                   FOR           AGAINST        WITHHELD
                                   ---           -------        --------
          Robert S. Huffstodt    2,400,693          -           17,300
          John H. Robinson       2,392,570          -           25,423
          Robert L. Priddy       2,392,270          -           25,723

     (c) The only other matter acted on at the Meeting was the ratification of Neff & Company as the independent auditors of the Company. Such ratification was approved with 2,411,067 affirmative votes, 5,326 negative votes, and 1,600 abstentions.

Item 5.   Other Information
          -----------------

During the quarter, the Company entered into a new lease and moved its principal offices and certain other operations to a facility located in Albuquerque, New Mexico. The facility consists of approximately 17,000 square feet at a base rent of $9,500.00 per month. Negotiated into the lease agreement was an initial rent discount, which allowed for a basic rent concession for the first three months of occupancy. The term of the lease is for five years and three months commencing June 1, 1996.

The Company's new address is 3820 Academy Parkway North NE, Albuquerque, New Mexico 87109, and phone and fax numbers are (505) 342-9638 and (505) 342-9735, respectively.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          (i) Exhibit 10.33 - Lease between Kenneth I. White as landlord, and Lukens Medical Corporation as tenant dated May 31, 1996.

          (ii)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

On May 16, 1996, the Company filed an amendment on Form 8-K/A to its Current Report on Form 8-K filed March 15, 1996 to provide the required financial information in connection with its acquisition of certain product lines from Ulster Scientific, Inc.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                LUKENS MEDICAL CORPORATION



Date:  August 9, 1996                    By:  /s/ Robert S. Huffstodt
                                            ----------------------------------
                                                   Robert S. Huffstodt
                                                   President and Chief
                                                   Executive Officer



Date:  August 9, 1996                    By:  /s/ Robert S. Huffstodt
                                            ----------------------------------
                                                   Robert S. Huffstodt
                                                   Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                 Page #
- -------                                                                 ------

10.33     Lease between Kenneth I. White, as landlord, and Lukens
          Medical Corporation, as tenant, dated May 31, 1996              13


27        Financial Data Schedule