Form 10QSB
period 1996-09-30
LUKENS MEDICAL CORP
filed 1996-11-14
CIK 857802

This Conforming Format Document is Being Submitted Pursuant to Rule 901 (d) of
                                Regulation S-T

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

                                   ________

        [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                             September 30, 1996
For the quarterly period end....................................................
                                       or
        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................to.............................
                                    1-11109
Commission File Number..........................................................
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

                                                        (505) 342-9638
Issuer's telephone number, including area code..................................

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                      No ___
                       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at September 30, 1996

 ................................               .................................
 Common Stock, $.01 Par Value                            2,743,505 Shares

                                 Page 1 of 12
                           Exhibit Index on Page 12

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I         FINANCIAL INFORMATION

               Item 1  Financial Statements

                       Consolidated Balance Sheets                    3

                       Consolidated Statements of Operations          4

                       Consolidated Statements of Cash Flows          5

                       Notes to Consolidated Financial Statements     6-7

               Item 2  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations  8-9

PART II        OTHER INFORMATION

               Item 6  Exhibits and Report on Form 8-K                10

SIGNATURES                                                            11

EXHIBIT INDEX                                                         12

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                             (UNAUDITED)           AUDITED
                                                                            SEPTEMBER 30,       DECEMBER 31,
                       ASSETS                                                   1996                1995
                       ------                                              ---------------     ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $       115,199     $        39,049
  Accounts receivable, net of allowance
    for doubtful accounts of $5,790                                              2,043,535           1,269,211
  Inventory (Note 2)                                                             4,406,383           3,849,051
  Prepaid expenses                                                                  43,969              23,456
                                                                           ---------------     ---------------
      TOTAL CURRENT ASSETS                                                       6,609,086           5,180,767

Land, building and equipment, net of accumulated depreciation
  of $1,344,500 at September 30, and $1,150,024 at December 31                   1,919,890           1,710,633

Intangible assets, net of accumulated amortization of
  $927,222 at September 30, and $707,036 at December 31                          1,015,363             469,408

Other assets                                                                      135,082               97,980
                                                                           ---------------     ---------------
      TOTAL ASSETS                                                         $     9,679,421     $     7,458,788
                                                                           ===============     ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                         $     1,033,635     $       665,080
  Accrued liabilities                                                              121,075             111,439
  Current maturities of long-term debt and
    capital leases                                                                 815,191             376,475
                                                                           ----------------    ----------------
      TOTAL CURRENT LIABILITIES                                                  1,969,901           1,152,994

Long-term debt, excluding current maturities                                     1,254,236             729,979

Obligations under capital leases, excluding
    current maturities                                                              70,033              37,227
                                                                           ----------------    ----------------
      TOTAL LIABILITIES                                                          3,294,170           1,920,200

Stockholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares: issued and outstanding
    2,743,505 shares                                                                27,281              26,115
  Additional paid-in capital                                                    17,209,846          16,938,696
  Accumulated deficit                                                          (10,851,876)        (11,426,223)
                                                                           ----------------    ----------------
      TOTAL STOCKHOLDERS' EQUITY                                                 6,385,251           5,538,588
                                                                           ----------------    ----------------

        TOTAL LIABILITIES AND STOCKHOLERRS' EQUITY                         $     9,679,421     $     7,458,788
                                                                           ================    ================

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   UNAUDITED
                                   ---------

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,

                                                       1996               1995                1996              1995
                                                   ------------       ------------        ------------      ------------
Sales                                              $ 2,236,282        $ 1,477,124         $ 6,143,783       $ 3,669,566
Cost of sales                                        1,414,224          1,035,867           4,127,099         2,495,195
                                                   ------------       ------------        ------------      ------------

   GROSS PROFIT                                        822,058            441,257           2,016,684         1,174,371
                                                   ------------       ------------        ------------      ------------

Selling expenses                                       245,932             99,070             511,031           258,256
General and administrative expenses                    233,121            165,562             683,612           568,250
Research and development expenses                       35,748             32,167             108,619           118,064
                                                   ------------       ------------        ------------      ------------
     TOTAL OPERATING EXPENSES                          514,801            296,799           1,303,262           944,570
                                                   ------------       ------------        ------------      ------------
  Earnings from operations                             307,257            144,458             713,422           229,801
                                                   ------------       ------------        ------------      ------------

OTHER (EXPENSES) INCOME:
  Interest income                                        1,114              7,303               5,246            16,729
  Interest expenses                                    (70,850)           (48,145)           (122,411)         (199,070)
  Other, net                                            (8,377)          (213,688)            (21,910)         (210,586)
                                                   ------------       ------------        ------------      ------------
     TOTAL OTHER (EXPENSES) INCOME                     (78,113)          (254,530)           (139,075)         (392,927)
                                                   ------------       ------------        ------------      ------------
     EARNINGS (LOSS) BEFORE INCOME TAXES               229,144           (110,072)            574,347          (163,126)

Income tax expenses (note 3)                              -                  -                   -                 -
                                                   ------------       ------------        ------------      ------------

     NET EARNINGS (LOSS) BEFORE
       EXTRAORDINARY ITEM                              229,144           (110,072)            574,347          (163,126)

     EXTRAORDINARY ITEM - GAIN ON
       EXTINGUISHMENT OF DEBT                             -               233,240                -              233,240
                                                   ------------       ------------        ------------      ------------

     NET EARNING (LOSS)                            $   229,144        $   123,168         $   574,347       $    70,114
                                                   ============       ============        ============      ============
Weighted average number of common and common
  equivalent shares outstanding                      3,045,060          2,698,665           3,045,060         2,686,602
                                                   ============       ============        ============      ============

Income (loss) per common and common
  equivalent share before extraordinary item:      $      0.08        $     (0.04)        $      0.19       $     (0.06)
                                                   ============       ============        ============      ============

Income (loss) per common and common
  equivalent share:                                $      0.08        $      0.05         $      0.19       $      0.03
                                                   ============       ============        ============      ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                   UNAUDITED
                                   ---------

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                -----------------------------

                                                                                    1996             1995
                                                                                ------------     ------------
Cash flows from operations:
   Net income                                                                   $   574,347      $    70,114
   Adjustments to reconcile net loss to cash
     used by operating activities:
        Gain on extinguishment of debt                                                 -            (233,240)
        Depreciation                                                                194,476          223,763
        Amortization of intangible assets                                           220,186           73,310
        Product line restructuring charge                                              -             509,457
        Gain on sale of land, plant and equipment                                      -            (150,720)
     Changes in current assets and liabilities:
        Accounts receivable                                                        (774,324)        (567,876)
        Inventory                                                                  (557,332)        (159,902)
        Prepaid expenses                                                            (20,513)         (17,870)
        Accounts payable                                                            368,555         (224,542)
        Accrued liabilities                                                           9,636            1,052
     Change in other assets                                                         (37,102)          14,118
                                                                                ------------     ------------

            Net cash used by operating activities                                   (22,071)        (462,336)
                                                                                ------------     ------------

Cash flows from investing activities:
   Purchase of plant and equipment                                                 (403,733)         (12,891)
   Sale of land, plant and equipment                                                   -           1,751,190
   Purchase of intangible assets                                                   (766,141)            -
                                                                                ------------     ------------

            Net cash (used) provided by investing activities                     (1,169,874)       1,738,299
                                                                                ------------     ------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock and equivalents                       272,316             -
   Borrowings on long-term debt & obligations under capital leases                1,074,516          850,000
   Principal payments on long-term debt & obligations under capital leases          (78,737)      (2,630,184)
                                                                                ------------     ------------

            Net cash provided (used) by financing activities                      1,268,095       (1,780,184)
                                                                                ------------     ------------

            Net increase (decrease) in cash and cash equivalents                     76,150         (504,221)

Cash and cash equivalents at beginning of period                                     39,049          712,665
                                                                                ============     ============

Cash and cash equivalents at the end of period                                  $   115,199      $   208,444
                                                                                ============     ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                          LUKENS MEDICAL CORPORATION

                  Notes to Consolidated Financial Statements
                              September 30, 1996
                                  (unaudited)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the nine-month period ended September 30, 1996 and 1995. The accounting policies followed by the Company are set forth in note (1) of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2)  Inventory
     ---------

     Inventory consists of the following components at:

                        September 30  December 31
                            1996         1995
                        ------------  -----------
     Raw Materials        $1,817,985   $1,821,321
     Work-in-Process       1,087,923      874,080
     Finished Goods        1,500,475    1,153,650
                          ----------   ----------
                          $4,406,383   $3,849,051
                          ==========   ==========

(3)  Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes.

Components of the net deferred income tax asset at December 31, 1995 are as follows:

Deferred income tax assets:
Resulting from net operating
  loss carryforwards                $ 3,844.000
Carryforward of capital loss        $   105,000
Carryforward credit from
  increasing research
  activities                        $   105,000
Other                               $   244,000
                                    -----------
                                    $ 4,298,000
Deferred income tax liabilities:
  Depreciation and other
  basis differences                 $   (62,000)
                                    -----------
Net deferred tax asset before
  valuation allowance               $ 4,236,000
Valuation allowance                 $(4,236,000)

Net deferred income tax asset       $    -0-
                                    ===========

The Company conducts a periodic evaluation of its valuation allowance. Factors considered in the evaluation include recent demonstrable future earnings, the Company's liquidity and equity positions. For 1995, all deferred tax assets were reserved for in the valuation allowance given the Company's limited history of profitable operations.

There is no income tax payable at December 31, 1995 or at September 30, 1996 because of the usage of net operating loss carryforwards, which expire as follows:

                              Approximate                                         Increasing Research
                             Net Operating                                        Activities Book/Tax
                           Loss Carryforward                                            Credits
                      ---------------------------                                ----------------------

                       State Loss                 Federal Loss
                         Amount                      Amount                   Tax Effect           Tax Effect
                         ------                      ------                   ----------           ----------
1998                $    20,000                 $       ---                        1,000           $      ---
1999                  2,601,000                     225,000                      202,000                3,800
2000                        ---                   2,187,000                      743,000               37,200
2001                        ---                   1,835,000                      624,000               37,500
2002                        ---                     920,000                      313,000                1,400
2003                  1,480,000                   2,086,000                      780,000               25,100
2004                    315,000                     390,000                      148,000                  ---
2005                    161,000                     278,000                      103,000                  ---
2006                        ---                      50,000                       17,000                  ---
2008                        ---                      86,000                       29,000                  ---
2009                        ---                   2,601,000                      884,000                  ---
                 --------------                 -----------                   ----------             --------
                    $ 4,577,000                 $10,658,000                   $3,844,000           $  105,000
                 ==============                 ===========                   ==========             ========

The capital loss carryforwards of approximately $271,000, tax effect of $105,000, expire in 1998.

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------

Three Months Ended September 30, 1996
-------------------------------------

Sales increased approximately $759,000 or 51% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 due to revenue generated from the new product lines acquired from Ulster Scientific, Inc. in March (the "Acquisition").

The gross margin percentage increased due to shifts in product mix, with the third quarter generating 37% margins compared to 30% last year. Selling expenses increased $147,000 to $246,000 for the 1996 quarter, versus $99,000 for the 1995 quarter. Approximately all of this increase was a result of the addition of sales personnel for new product lines purchased in the Acquisition. General and Administrative expenses and Research & Development expenses both increased in the 1996 quarter versus the 1995 quarter, with G&A up $68,000 to $233,000, and R&D increased $4,000 to $36,000. The increase in G&A expense is mostly attributable to the amortization of capitalized costs as a result of the Acquisition.

As a result of the foregoing, Income from Operations increased 113%, or $163,000, to $307,000 for the 1996 quarter versus income from Operations of $144,000 for the same quarter in 1995.

Interest expense increased $23,000 from $48,000 in 1995 to $71,000 in 1996 due to the increases in net borrowings to finance the Acquisition in March.

As a result of the foregoing, the Company incurred a net profit for the quarter of $229,000, or $.08 per share, for 1996, compared to a net profit of $123,000, or $.05 per share, in 1995. On a proforma basis, without including the $385,000 of extraordinary and other income recognized in the third quarter of 1995 (due to the sale of the Company's facility and the prepayment of certain capitalized leases during such quarter), net profit increase 187%, or $491,000 for the third quarter of 1996 compared to the third quarter of 1995.

Nine Months Ended September 30, 1996
------------------------------------

Sales increased approximately $2,474,000, or 67% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995 due to increased suture sales to the veterinary market and the U.S. Government, as well as approximately $1,986,000 of revenue generated from the new product lines acquired in connection with the Acquisition.

Gross margins increased to 33% from 32%. The margin increase is due to shifts in the product mix, mostly as a result of the acquired product lines.

Gross profits were $2,017,000 for the nine months ended September 30, 1996, compared to $1,174,00 for the nine months ended September 30, 1995. Total operating expenses increased $359,000 or 38% for the nine months ended September 30, 1996 due to increases in sales and administrative staff, and as a result of the amortization of capitalized costs incurred in connection with the Acquisition.

Interest income decreased $11,000 during the 1996 nine-month period as a result of lower investment balances. Interest expense decreased $77,000 due to lower levels of borrowing.

As a result of the foregoing, the Company incurred a net profit of $574,000, or $.19 per share, for the nine months ended September 30, 1996 compared to a net profit of $70,000, or $.03 per share, during the comparable period of 1995. On a proforma basis, without including the $385,000 of extraordinary and other income recognized in the third quarter of 1995 (due to the sale of the Company's facility and the prepayment of certain capitalized leases during such quarter, net profit increased 282%, or $889,000, for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

                        Liquidity and Capital Resources
                        -------------------------------

At September 30, 1996, the Company had cash and cash equivalents of $115,000 and working capital of $4,639,000.

In September 1996, the Company's lines of credit were renewed through August 31, 1997. As part of this renewal, the working capital line of credit was increased from $500,000 to $1,000,000, and the letter-of-credit line was increased from $700,000 to $1,500,000.

As of September 30, 1996, the Company had drawn advances on the working capital line of $675,000, and there were approximately $762,000 in letters-of-credit outstanding relating to raw material purchases and other general purposes.

In February 1996, the Company received SBA approval for a new revolving working capital line of credit which allows the Company to draw up to $420,000 to finance labor costs and inventory purchases relating to U.S. Government contracts. At September 30, 1996, the balance due on this line was approximately $36,000, and proceeds from contracts in the same amount were assigned to the bank.

The Company also has an SBA export working capital line-of-credit agreement, which provides working capital for export sales up to the lesser of (a) $350,000 or (b) 80 percent of the face amount of negotiated Letters of Credit issued for the benefit of the Borrower and delivered to Lender. At September 30, 1996, there was $126,000 outstanding under this line-of-credit agreement.

In March 1996, the Company borrowed $400,000 from a major shareholder, with interest at 9%, and principal and interest due in September 1997. These proceeds were used to pay certain amounts assumed as a part of the Acquisition.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               (i)  Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    LUKENS MEDICAL CORPORATION



Date:  November 13, 1996            By:    /s/ Robert S. Huffstodt
                                         ---------------------------------------
                                           Robert S. Huffstodt
                                           President and Chief Executive Officer



Date:  November 13, 1996            By:    /s/ Robert S. Huffstodt
                                         ---------------------------------------
                                           Robert S. Huffstodt
                                           Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


     Exhibit                                              Page #
     -------                                              ------

     27.00       Financial Data Schedule