Form 10KSB
period 1996-12-31
LUKENS MEDICAL CORP
filed 1997-03-31
CIK 857802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

        For the transition period from ______________ to _______________

                          Commission File No. 1-11109

                           Lukens Medical Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                         22-2429965
------------------------------                           ----------------------
       (State or other                                        (IRS Employer
jurisdiction of incorporation)                           Identification Number)

3820 Academy Parkway North, N.E.
Albuquerque, New Mexico                                         87109
------------------------------------------------         -----------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code              (505) 892-4118
                                                         -----------------------
Securities registered under Section 12(b) of the Exchange Act:

    Title of each class              Name of each exchange on which registered
----------------------------         -------------------------------------------
Common Stock, $.01 par value                  Pacific Stock Exchange


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X         No
                              ----           -----

     Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $8,178,576.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 19, 1997:
$14,754,347. In determining the market value of voting stock held by non-affiliates, shares of Common Stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the registrant have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other persons.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 1997: 2,731,988 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

   Part III - Items 9, 10, 11 and 12     Included   in   the   Company's   Proxy
                                         Statement   to  be   filed   with   the
                                         Securities   and  Exchange   Commission
                                         prior to April 30, 1997.

   Part III - Certain exhibits listed    Included  in prior  filings  made under
           in  response  to Item 13(a)   the Securities Act of 1933, as amended,
                                         and  the  Securities  Exchange  Act  of
                                         1934, as amended.





Transitional Small Business Disclosure Format:  Yes         No    X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                  Lukens Medical Corporation (the "Company") was incorporated under the laws of the State of New Jersey on December 27, 1982 and operated under the name Gyneco, Inc. until 1987 when it was renamed Lukens Corporation -- New Jersey. On April 27 1988, the Company reorganized in the State of Delaware by merger with and into its Delaware wholly-owned subsidiary, Lukens Medical Corporation. All references to the Company herein include the operations of the Company's wholly-owned subsidiaries. The Company's executive offices are located at 3820 Academy Parkway North, N.E., Albuquerque, New Mexico, 87109 and its telephone number is (505) 892- 4118.

                  The Company is primarily engaged in the design, development, manufacturing and marketing of wound closure products for use in the medical industry, including, without limitation, suture products and bonewax Suture products include sutures (a product consisting of suture material attached to a surgical needle) and ligatures (suture material not attached to a surgical needle). Suture materials are made from silk, catgut and other similar materials. Bonewax is a product used to temporarily seal severed bones during surgery. The Company markets its products for general surgery applications, including for use in oral and veterinary surgery, and for specialty surgery applications, including for use in plastic, ophthalmic and cardiovascular surgery.

                  In March, 1996, the Company, through a wholly-owned subsidiary, acquired assets constituting the following three product lines of Ulster Scientific, Inc. ("Ulster") of New Paltz, New York (the "Ulster Acquisition"): (i) lancets, including needles and accessories, (ii) dispettes and (iii) infection control kits (collectively referred to herein as the "Ulster Product Lines"). Lancets are finger-prick devices used to draw small amounts of blood, primarily to test glucose levels. Dispettes are disposable diagnostic devices used primarily in physicians' offices to test blood. Infection control kits contain various items used in medical and scientific facilities to clean up blood and other bodily fluid spills. Approximately 30% of the Company's revenues for the fiscal year ended December 31, 1996 are attributable to the sale of such products. For a further description of these Ulster Product Lines, see "Ulster Product Lines."

                  In January, 1997, the Company entered into a new joint venture with certain of its international distribution partners to manufacture hypodermic needles, syringes and related medical products for distribution worldwide (the "India Joint Venture"). As part of the transaction, the joint venture acquired a modern, fully-equipped 22,000 square foot plant in the Cochin Export Zone in Southern India. See "India Joint Venture."

PRODUCTS

                  SUTURE PRODUCTS. During 1996, the surgical suture industry represented in excess of $2.3 billion of the overall disposable surgical product industry, approximately 60% of which represented the international market and 40% of which represented the domestic market. Surgical suture products are comprised of two principal categories: (i) general surgical suture products, and
(ii) specialty surgical suture products. Differentiating the categories are the physical properties of the surgical needle such as size, sharpness and ductility, the type of suture material used, as well as packaging and cost. The Company designs, develops, manufactures and markets suture products for both general and specialty surgery uses.

                  The Company's general surgical suture products are comprised of approximately 750 standard products and approximately 3,000 additional products which the Company is capable of providing to meet the specifications of particular surgeons and practitioners. General surgical sutures primarily include standard needles. The Company designs, develops, manufactures and markets suture products that cover a broad spectrum of surgical categories, including, without limitation, general, ob-gyn, urology, orthopedic, oral and veterinary surgery, all of which generally utilize the same types of needles and suture materials. The Company markets and sells its full line of general surgical suture products worldwide. See "Sales, Marketing and Customers."

                  The Company's specialty surgical suture products consist of an innovative line of laser-drilled needles and suture materials for use in the areas of plastic, ophthalmic, cardiovascular and oral surgery. One major advantage to the specialty surgeon of utilizing a drilled needle stems from the manner in which the suture material is attached to such a needle. When suture material is attached to many standard needles, the back end of the needle is sliced open, the suture is placed in the opened portion of the needle and the metal is then crimped together (referred to as "channel swaging") to hold the suture material in the needle. Over the years, specialty surgeons have recognized that one of the major problems with such sutures is that the crimped end of the needle becomes larger in diameter than the rest of the needle, creating a larger hole in the tissue than is required. Laser-drilled needles offer a significant improvement to the standard method. Because the Company's specialty needles are laser-drilled, as opposed to sliced open, there is no bulge at the end of the needle when the suture material is inserted and crimped into place. During the laser drilling process, the excess metal is removed from the needle. In addition, because the distortion of the remaining metal is minimal, as compared to the standard process, the end of the laser-drilled needle is not as prone to breakage or snapping. See "Production and Quality Assurance."

                  Laser-drilled needles are manufactured for the Company by independent suppliers in accordance with the Company's specifications using 300 Series stainless steel, an alloy which is more corrosion resistant than the materials from which standard needles are generally made. This special alloy of stainless steel also enables the Company's needles to remain sharper than standard needles after repeated passes through tissue. In addition, as a result of using the 300 Series stainless steel, the Company's laser-drilled needles are also less brittle and more ductile than standard needles. The Company relies on the confidential treatment of its proprietary needle design specifications by its suppliers. See "Suppliers," "Competition" and "Patents and Proprietary Rights." The Company markets and sells its full line of specialty surgical products worldwide. See "Sales, Marketing and Customers."

                  BONEWAX. The Company believes it is one of only two companies in the United States that sells, and has the approval of the Food and Drug Administration (the "FDA") to manufacture and market, bonewax. Bonewax is used to temporarily seal severed bones during surgery. The Company manufactures its bonewax primarily from bees wax. Although the total worldwide bonewax market is relatively small (estimated by the Company to be approximately $7 to $10 million annually), gross margins in this area are relatively high. The Company sells bonewax worldwide.

ULSTER PRODUCT LINES

                  In March 1996 in connection with the Ulster Acquisition, the Company purchased the following product lines from Ulster:

                  LANCETS, NEEDLES AND ACCESSORIES. The Company now markets a broad range of blood lancet-type devices, including general purpose style, safety style and automatic single-use style. The target markets for lancets include hospitals, nursing homes, doctor's offices, industrial establishments and the home-use market. Blood lancing- type devices are used for several purposes, including routine lab testing, diabetic monitoring, and cholesterol monitoring.

                  DISPETTES. Dispettes are disposable diagnostic devices used for sedimentation rate testing of blood and are a more affordable alternative to the expensive automated blood testing labs. Because dispettes are convenient, easy to use, and relatively inexpensive to purchase, the primary market for these products are small medical clinics and individual physician practices. As sophisticated blood testing technology in the United States continues to become more prevalent, the use of dispettes is expected to gradually diminish. The Company intends to expand the marketing of this product internationally where access to sophisticated blood analysis technology is more limited.

                  INFECTION CONTROL KITS. Infection control kits contain various items used in medical and scientific facilities to clean up blood and other bodily fluid spills. The infection control clean-up kits are marketed by the Company under the "BASKIT" name. Under the Occupational Safety and Health Act
(OSHA), safety spill clean up kits, such as the one marketed by the Company, are required to be maintained in any facility working with blood and other bodily fluids, including, without limitation, hospitals, laboratories, doctors offices and ambulances.

                  The Company does not manufacture any of the products in the Ulster Product Lines. The Company purchases these products under agreements with certain suppliers and, following sterilization and packaging, resells the products to other medical supply distributors and end-users. See "Suppliers".

INDIA JOINT VENTURE

                  In January, 1997, the Company entered into a new joint venture to manufacture hypodermic needles, syringes and related medical products for distribution worldwide. As part of the transaction, the joint venture acquired a modern, fully-equipped 22,000 square foot plant in the Cochin Export Zone in Southern India. The new subsidiary, Lukens Medical Products Private Ltd., is a joint venture between the Company and certain of its international distribution partners. The Company is the majority shareholder, and will manage the operations, with all partners contributing to the marketing of the products. Production is expected to begin in April, 1997 and projects that the plant will be capable of generating revenues of up to $3.5 million annually in syringes and related products by the end of 1997, and $5 million by the end of 1998, although there can be no assurance that any particular level of revenue can be achieved. The Company estimates the worldwide market for syringes and related products to be in excess of $2.5 billion.

SALES, MARKETING AND CUSTOMERS

                  PRODUCT SALES. The Company's principal means of selling its products has been through independent distributors that have entered into either exclusive or non-exclusive arrangements with the Company. Such arrangements have involved the grant by the Company of exclusive or semi-exclusive rights to sell specific products or product lines in particular geographic territories. Such agreements generally contain specified minimum sales levels required in order for the distributor to maintain exclusivity, as well as provisions requiring the distributors to participate in trade shows and conventions in their respective territories in order to promote the Company's products.

                  MARKETING STRATEGY. The Company's strategy with respect to its suture products is to focus its marketing energies on its general and specialty surgical products which are used by doctors and practitioners primarily outside of a hospital (i.e., in doctor's offices, dentist's offices, veterinary clinics and outpatient plastic and ophthalmic surgical centers), and where purchasing decisions are made outside of the large hospital and institutional environment. To this end, the Company aggressively markets in the United States its dental and veterinary general surgical suture products and its plastic specialty surgical suture products. The Company also continues to market and sell its full line of general and specialty surgical products internationally where it is better able to compete solely as a quality, low-cost supplier to the foreign hospital and institutional market. As a result of the recent receipt by the Company of approval from the FDA to begin marketing its synthetic absorbable suture product for human use, the Company believes that its ability to compete in the worldwide suture market will be enhanced. See "Research and Development Activities".

                  The Company currently has a staff of five employees engaged in direct sales, telemarketing and direct mail promotion of general surgical suture products and bonewax products worldwide, as well as providing marketing support to the Company's specialty and general suture distributors. In addition, the Company has a five person sales staff responsible for selling the products in the Ulster Product Lines.

                  CUSTOMERS. The primary customers for the Company's suture products are its distributors, who then resell the products to end users, generally under their own brand names. The Company sells its products directly to certain foreign governments and is also a party to exclusive agreements with distributors in a number of foreign countries, including Brazil, Honduras and Italy and non-exclusive agreements in Costa Rica and Saudi Arabia for the sale of its general surgery products (as well as certain of the Company's specialty products) primarily under the "Lukens" name. The Company also markets and sells its general surgery suture products and bonewax directly to the United States government. During 1996, sales to the United States military accounted for approximately 13% of the Company's total sales. Customers of the Ulster Product Lines primarily include large medical and laboratory product distributors.

RESEARCH AND DEVELOPMENT ACTIVITIES

                  During 1996, the Company's research and development efforts were focused on finalizing its FDA submission for a synthetic absorbable suture product. The Company received clearance from the FDA in February of 1997 to market its synthetic absorbable suture product for human use. The Company expects to release its synthetic absorbable suture product to the human market in the first half of 1997. See "Government Regulations".

The current Research and Development activities of the Company are focused on the development of the new products to be manufactured by the India Joint Venture and ongoing improvements to the Company's product line.

PRODUCTION AND QUALITY ASSURANCE

                  The Company's manufacturing operations for the production of surgical sutures generally consist of joining surgical needles with suture material and packaging the finished suture product. The Company's general surgical suture production operations are primarily conducted in Juarez, Mexico pursuant to an agreement whereby a maquiladora conducts manufacturing and assembly operations for the Company's benefit, with the Company supplying all parts, components, materials, machinery and equipment and bearing all labor costs. In addition, a number of the Company's suture products are also produced at its facility in Albuquerque, New Mexico. Suture production and packaging operations are extremely exacting and labor intensive processes. Because of the extensive range of possible needle/suture material combinations and the large number of short-run, special orders which must be filled, it is not economically feasible to automate the predominant portion of the Company's production activities. Most must instead be done by hand by highly-trained employees.

                  Materials (i.e., needles and "suture materials") which comprise the suture products are purchased from a number of vendors. Upon their receipt by the Company, all materials are subject to inspection by the Company's quality assurance staff. Tests conducted by the Company's quality assurance staff include visual inspection as well as physical tests. Conformity with the Company's specifications is of prime importance and one of the staff's goals is to detect non-conforming components prior to assembly and packaging. Upon approval, needles and suture materials are released to storage areas for pre-processing preparation and subsequent assembly.

                  Although many suture products consist solely of the "thread" (e.g., silk, catgut or other materials), most consist of suture material which has been attached to one or two needles. Braided suture materials (e.g., silk) used in the Company's products undergo "tipping," a process which creates a hardened tip on the end of the suture material to facilitate the attachment of the material to the needles. The attaching process, known as "swaging", is a critical step in the Company's production process, with the minimum strength of the attachment prescribed by the U.S. Pharmacopeia. The attaching process is largely performed by individuals operating small, pedal activated machines which form the metal of the needle around the thread, crimping the two together. After swaging, the completed sutures are wound by hand onto small cards and then packaged according to suture type and intended use. Packaged and boxed sutures are delivered to subcontractors for sterilization. After sterilization, the products are returned to the Company for additional packaging and distribution. The Company's quality assurance department is responsible for in-process and post-production analyses of all of the Company's products. Quality assurance is supported through the use of both manual and computerized systems to provide traceability of product batches and track each stage of the production process. The Company's production and quality assurance operations must comply with the FDA's current GMP regulations and are subject to periodic FDA inspection. See "Government Regulations."

                  The production of bonewax entails the preparation of the bees wax-based product at the Company's New Mexico facility, where it is packaged and sent to subcontractors for sterilization by gamma radiation. The products in the Ulster Products Lines are largely purchased in finished condition and do not involve extensive processing by the Company. The hypodermic needles, syringes and related medical products to be produced by the India Joint Venture will be manufactured and molded at the facility acquired by the joint venture.

SUPPLIERS

                  The Company's specialty needles are currently manufactured to the Company's specifications by two independent overseas vendors. The Company's general surgery needles and its suture materials are supplied by a number of independent manufacturers. The Company believes that there are a number of alternative sources for all of such products and product components. Further, while the Company relies upon confidentiality agreements with its suppliers of specialty needles to protect its particular proprietary needle design and specifications, specialty needles are not proprietary to the Company and the Company's arrangements with its suppliers of specialty needles are not exclusive. See "Competition."

                  In connection with the Ulster Acquisition, the Company entered into two new exclusive supply arrangements with the principal suppliers of certain of the products in the Ulster Product Lines. The supply agreement with Guest Elchrom Scientific AG, relating to the dispette products, entitles the Company to act as such supplier's exclusive distributer of such products in the United States, with negotiations continuing with respect to other international markets. The Company's supply agreement with America Techma, Inc., relating to the automatic single-stick lancet sold under the "Gentle-let 1" tradename, entitles the Company to act as such supplier's exclusive distributor throughout the world (except for North and South Korea). The other products in the Ulster Product Lines are purchased by the Company on a purchase-order basis from various other suppliers. In general, the molds utilized by such suppliers in the manufacture of the other products in the Ulster Product Lines are not proprietary to the Company and the Company's arrangements with such suppliers are not exclusive.

                  While the Company manufactures its newly approved synthetic absorbable suture products, it purchases the synthetic absorbable suture threads used in these products from third-party suppliers. While these materials are currently available upon commercially reasonable terms, any disruption of the supply of these materials could have an adverse impact upon the ability of the Company to produce its synthetic absorbable suture line.

COMPETITION

                  For the past 40 years, the global surgical suture market has been dominated by a small number of companies, primarily Ethicon, Inc. ("Ethicon"), a wholly-owned subsidiary of Johnson & Johnson, Inc., and Davis & Geck, a division of American Cyanamid Company. In addition, there are several small national firms and regional suppliers of suture products with which the Company competes in both the general surgery and specialty surgery markets. In 1992, United States Surgical Corporation ("USSC") entered the market with a full line of general and specialty surgery products. USSC is currently the world's leading manufacturer and marketer of surgical staplers and endoscopic instruments and supplies.

                  The Company believes that the extensive experience of its management group, its access to an abundant and skilled labor pool, and its economical manufacturing operations have enabled the Company to position itself as a quality, low-cost supplier of general and specialty surgery suture products to the foreign hospital and institutional market, and thus to compete in the sale of such products on the basis of price. The Company currently markets approximately 750 products for use in general surgical procedures, and has the capability and know-how to manufacture approximately 3,000 additional products in order to meet the specifications of particular customers. With the addition of the Company's new synthetic absorbable suture line, the Company's product line offerings are comparable to those offered by Ethicon and Davis & Geck. The Company believes that its ability to remain a low-cost producer of general and specialty surgical suture products in the international marketplace and its focus on the dental and veterinary surgical suture markets in the United States will be important to its ability to remain competitive with the larger and better capitalized competitors in these markets.

                  With respect to the Ulster Product Lines, in the lancet and needle market, the Company has essentially four major competitors: Sherwood Medical Co., Owen Mumford, Ltd., Gainor Medical U.S.A., Inc., and Can-Am Care Corporation. LP Italiana SpA is considered the Company's only competitor in the dispette market. The Company believes the following four criteria, listed in order of priority, influence market share: price, availability, customer relationships and a well rounded product line. The Company hopes to capitalize on Ulster's twenty years of experience in the market and its existing client base, augmented by the Company's international presence, to compete effectively.

                  The primary competitors of the hypodermic needles, syringes and related medical products to be produced by the new India Joint Venture are Becton Dickinson and Terumo. The location of the joint venture's facility in the Cochin Export Zone of Southern India offers a variety of competitive pricing advantages over its competitors, including, low labor costs, the avoidance of duties on export sales, an exemption from income taxes in India in respect of export sales and lower transportation costs due to close proximity to its target markets.

GOVERNMENT REGULATIONS

                  The Company's products and operations are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries. Under the Federal Food, Drug & Cosmetic Act (the "FD&C Act"), the FDA has promulgated regulations and established guidelines and policies governing "medical devices", including certain of the products sold by the Company. Under these regulations, the Company's products may not be shipped in interstate commerce (including export) without prior authorization from the FDA (except any devices that were in commercial distribution prior to May 28, 1976 that were not then regulated as drugs and that have not changed since that time). Such authorization is based on a review of the products' safety and effectiveness for their intended use. Medical devices may be authorized by the FDA for marketing either pursuant to a pre-market notification under Section 510(k) of the FD&C Act ("510(k)") or a pre-market approval application ("PMA"). A 510(k) consists of a submission, 90 days prior to planned marketing, of information sufficient to establish that the device is substantially equivalent to a device marketed prior to May 28, 1976 or a device substantially equivalent to such a device. Such information normally consists of data comparing the respective devices, and may include data from clinical studies. A finding by the FDA of substantial equivalence may take significantly longer than 90 days. A PMA consists of information sufficient to establish that a device is safe and effective for its intended use, including data from clinical and other studies. FDA approval of a PMA, may take as long as several years. Whether a product requires a 510(k) or a PMA, depends on its classification under the law and FDA regulations. Most of the Company's products require 510(k)s, although certain products which the Company may develop in the future might require a PMA. In addition, the testing of medical devices through clinical investigations generally requires FDA authorization.

                  The Company believes that it currently has in place all the requisite authorizations to market its current line of products, including nine PMAs and fourteen 510(k)s. The Company's current line of suture products includes all of the major suture materials that are marketed in the United States. The Company believes that all of its current suture and non-suture products are covered by its PMAs and 510(k)s, or are otherwise legally marketed, and that, in view of a reclassification of suture products by the FDA, those products for which the Company has PMAs now require only 510(k)s; however, there is no assurance that the FDA would agree with these positions.

                  The Company is subject to additional requirements under the FD&C Act, including registration, recordkeeping and reporting requirements. In addition, the FDA regulates the promotion of medical devices (except for advertising for non-restricted devices which is regulated by other authorities), in particular to ensure that devices are promoted within the terms of their authorized labeling guidelines.

                  The Company's manufacturing operations must comply with the FDA's current GMP regulations and are subject to periodic FDA inspection.

                  Future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's business. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing authorization, injunction, seizure of products, and liability for civil and/or criminal penalties.

PATENTS AND PROPRIETARY RIGHTS

                  The Company considers its technology and procedures relating to its suture lines proprietary and relies primarily on trade secret laws and confidentiality agreements to protect its technology and innovations. Employees, distributors and key suppliers of the Company, as well as consultants which from time to time may be hired, enter into confidentiality and/or invention assignment agreements providing for non-disclosure of proprietary and trade secret information of the Company and the assignment to the Company of all inventions, improvements, technical information and suggestions relating in any way to the business of the Company (whether patentable or not) which the employee or consultant develops during the period of their employment or association with the Company. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of the Company's products or obtain information that the Company regards as proprietary. In addition, consultants of the Company will most likely be employed by third parties and, accordingly, disputes could arise as to the proprietary rights to information which has been applied to Company projects independently developed by such consultants.

Furthermore, there can be no assurance that others will not independently develop products similar to those sold by the Company.

                  The Company owns one United States patent relating to its cardiovascular product packaging and has filed one additional patent application with the United States Patent and Trademark Office relating thereto. The Company is also licensed under a patent for the coating of synthetic absorbable sutures. In addition, in connection with the Ulster Acquisition, the Company acquired the rights to a patent covering a mold used in the production and component of the BASKIT product and various trademarks and trademark applications relating to the products in the Ulster Product Lines. While the Company may seek patent protection in the future for new products, there can be no assurance that any patents, or patents which may be issued, will provide the Company with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company's.

                  Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company.

                  The Company has acquired a registered trademark for the "Lukens" name. The Company believes that this name, established in 1906, is important to its business and prospects. In connection with the Ulster Acquisition, the Company acquired all rights to the trademarks and tradenames used in connection with the sale of the products in the Ulster Product Lines. The Company has also obtained a perpetual, non-exclusive, license to use the name "Ulster Scientific" in connection with the sale of the products in the Ulster Product Lines.

PRODUCT LIABILITY AND INSURANCE

                  The use of the Company's products entails an inherent risk of medical complications to patients and resultant product liability claims. While the Company presently maintains product liability insurance in the amount of $2 million per occurrence and in the aggregate which it believes is adequate for its current activities, there can be no assurance that the Company will be able to obtain such insurance in the future or that such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company or one of its customers, lack or insufficiency of insurance coverage could have a material adverse impact on the Company. To date, the Company has had no material product liability claims.

EMPLOYEES

                  At March 14, 1997, the Company had 115 employees (including 63 contract employees and 52 full time employees), of which 97 were engaged in production, 1 in development activities, 10 in sales and marketing and 7 in finance and administration. The Company's employees are not covered by any collective bargaining agreement. The Company considers relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

                  On July 1, 1996, the Company relocated its principal executive offices and certain of its production facilities to, and now occupies, approximately 17,000 square feet of space in Albuquerque, New Mexico which is leased by the Company (the "Facility"). Rental payments on the Facility are equal to $10,000 per month. The term of the lease expires on August 31, 2001, with two, two-year renewal options. Management believes that the Facility is suitable and adequate for the Company's current and proposed use thereof and is adequately covered by insurance.

                  In connection with the Ulster Acquisition, the Company leased Ulster's 25,000 square foot warehouse and office facility in New Paltz, New York for a period of one year, at a rent equal to $12,500 per month. Such lease expired in March, 1997. In 1996, the Company relocated the Ulster Product Lines to the Facility in Albuquerque, New Mexico.

                  See "Item 1. Description of Business, India Joint Venture," for a description of the joint venture which owns a production facility utilized by the Company in Southern India. Since the facility is located in an export zone, the India Joint Venture leases the site from the zone at a nominal rate per year.

ITEM 3.  LEGAL PROCEEDINGS.

                  The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


                                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "LUKN" since May 6, 1992. The Common Stock has also been listed on the Pacific Stock Exchange under the symbol "LKN" since May 6, 1992.

                  The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as reported by NASDAQ, the principal system or exchange on which such securities are quoted or traded. The quotations represent "inter-dealer" prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                  Common Stock

Fiscal Year Ending                                  Fiscal Year Ending
December 31, 1996          High ($) Low ($)         December 31, 1995          High ($) Low ($)
-----------------          -------- -------         -----------------          -------- -------
Quarter ended                                       Quarter ended
March 31, 1996            3 11/16      1 7/16       March 31, 1995            1 7/8        1

Quarter ended                                       Quarter ended
June 30, 1996             3 5/16       2 5/8        June 30, 1995             2 1/8         3/4

Quarter ended                                       Quarter ended
September 30, 1996        3 9/16       2 9/16       September 30, 1995        2 1/8         1

Quarter ended                                       Quarter ended
December 31, 1996         4 9/16       3            December 31, 1995         1 15/16       1 7/8


----------

     As of March 18, 1997 there were approximately 93 holders of record of the Company's Common Stock.

     On March 18, 1997, the closing bid and asked prices of the Common Stock were $7.375 and $7.75, respectively.

                  The Company has never paid a cash dividend on its capital stock and does not anticipate that it will declare or pay cash dividends in the foreseeable future as earnings are expected to be retained to finance the Company's growth. The Company's loan agreement with its bank contains restrictions on the payment of dividends. Subject to then existing loan agreements, declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

CHANGES IN SECURITIES

                  In March, 1996, the Company issued a warrant to purchase Common Stock to the sole stockholder of Ulster, who was an accredited investor, in connection with the Ulster Acquisition. Such warrant is exercisable for up to 200,000 shares of Common Stock, subject to vesting based upon achieving specified financial targets. The per share exercise price contained in such warrant is $3.00 per share (subject to adjustment for stock splits, reverse stock splits and the like). Such transaction was effected in reliance upon the exemption from the registration requirements of the Securities Act contained in
Section 4(2) of the Securities Act on the basis that such transaction did not involve any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

          FISCAL YEAR ENDED DECEMBER 31, 1996 ("1996") COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995 ("1995")

                  Sales increased approximately 67% to approximately $8.2 million during 1996 from approximately $4.9 million during 1995, primarily as a result of the Ulster Acquisition and increased government, veterinary and export suture sales. The Company's export sales in 1996 and 1995 totaled $2,295,066 and $1,788,944, respectively, which represents 28% and 37% of total sales in each of those years, respectively.

                  The Company's gross margins declined slightly, from 30% in 1995 to 29% in 1996, due partially to the addition of certain of the Ulster Product Lines, which have a lower gross margin compared to the other products sold by the Company. The Company also reduced its margin for 1996 by booking a special charge to its inventory which reduced the valuation of that inventory by approximately $306,000. The adjustment was prompted by reductions in certain manufacturing costs which the Company chose to reflect at year-end by reducing the carrying value of certain items in inventory. The income statement effect of this charge was an increase in the Cost of Goods Sold line for the year. The manufacturing costs which were reduced included reductions in the effective prices of certain raw materials due to improvements in foreign exchange rates and increased labor efficiencies.

                  Selling expenses increased to $716,042 in 1996 from $364,906 in 1995 as a result of the Ulster Acquisition, which resulted in the hiring of a small sales force to sell the products in the Ulster Product Lines, and other marketing expenses such as convention and literature expenditures also relating to the Ulster Product Lines.

                  General and administrative expenses increased approximately 19%, to $965,180 in 1996 compared to $813,574 in 1995, due mainly to the amortization of the costs incurred in connection with the Ulster Acquisition.

                  Research and development expenses decreased approximately 22%, to $108,594 in 1996 compared to approximately $138,450 in 1995, due primarily to the finalization of the synthetic absorbable suture development project.

                  As a result of the above noted increases in revenues, which allowed the Company to operate more efficiently, income from operations increased to $592,226 in 1996 from $129,805 in 1995.

                  Interest income was $6,000 in 1996 compared to $18,000 in 1995. Interest expenses decreased to approximately $198,000 in 1996 from approximately $210,000 in 1996 due primarily to the payoff of a capital lease for certain production equipment, as well as the payoff of the Company's mortgage in mid-1995.

                  The Company experienced a net profit of $463,481 for the year ended December 31, 1996 compared to a net profit of $200,967 for the year ended December 31, 1995, for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

                  BANK FINANCING. As of December 31, 1996, the Company had drawn $900,000 of its $1,000,000 working capital line of credit with its lending bank (the "Line of Credit"). The Line of Credit also includes an additional $1,650,000 commitment for the issuance of standby and commercial letters of credit. On that date, approximately $796,838 in standby letters of credit were outstanding under this letter of credit commitment. The Line of Credit matures and expires on August 30, 1997 unless it is renewed, and all outstanding amounts are due and payable on such date. The Company expects the Line of Credit to be renewed for an additional year prior to its expiration. There can be no assurances, however, that such a renewal will be forthcoming, or, if available, will be on terms acceptable to the Company.

                  In October 1996, the Company renewed a U.S. Small Business Administration ("SBA") export working capital line of credit agreement, which currently provides working capital for foreign sales up to the lesser of (a) $600,000 or (b) 80 percent of the face amount of negotiated letters of credit issued for the benefit of the Company and delivered to the lender. Interest is payable monthly on the amount drawn at the New York prime rate as published in the Wall Street Journal plus 1.5 percent (9.75% at December 31, 1996). At December 31, 1996, there was $50,301 outstanding under this line-of-credit agreement.

                  Also in October 1996, the Company renewed an SBA export equipment term loan, which provides for the purchase of equipment and machinery up to $150,000, interest and principal payable monthly on equal installments of $2,510 at the New York prime rate as published in the Wall Street Journal, plus
1.5 percent (9.75% percent at December 31, 1996). At December 31, 1996, there was $130,096 outstanding under this agreement.

                  In February 1996, the Company received SBA approval for a new revolving working capital line of credit which allows the Company to draw up to $420,000 to finance labor and inventory purchases relating to U.S.
government contracts.

                  To fund future acquisitions and joint ventures, the Company is reliant upon obtaining long-term borrowing and/or equity financing. Management believes that the Company will have access to the capital resources necessary to continue to fund such expansion, although there is no assurance that such financing will be available or, if available, will be on terms acceptable to the Company. For a more complete description of the Company's current credit facilities see Note 4 to Notes to Consolidated Financial Statements.

                  STOCKHOLDER LOANS. On April 13, 1995, the Company entered into an agreement with John H. Robinson, a director and large stockholder of the Company, whereby Mr. Robinson (i) loaned $400,000 to the Company (the "April Loan") and (ii) was issued 400,000 five-year warrants to purchase Common Stock at an exercise price of $1.10 per share. The April Loan bears interest at the rate of 8% per annum, and all principal and interest accrued during the term thereof is deferred and payable on April 15, 1999. On September 11, 1995, Mr. Robinson loaned the Company an additional $250,000 to partially finance the buyout of a capitalized lease obligation (the "Buyout Loan"). The Buyout Loan bears interest at the rate of 8% per annum and all principal and interest accrued during the term thereof is deferred and payable in October, 1999. On March 5, 1996, Mr. Robinson loaned the Company $400,000 to fund a portion of the purchase price relating to the Ulster Acquisition (the "Acquisition Loan"). The Acquisition Loan bears interest at the rate of 10% per annum and all principal and interest accrued during the term thereof is deferred and payable on September 5, 2000. Repayment of the April Loan, the Buyout Loan and the Acquisition Loan are subordinated to the Line of Credit, and at the request of the Company's lending bank, the previous maturity dates thereunder were extended for two additional years, to the maturity dates reflected above.

                  On February 28, 1997, the Company entered into an agreement with John H. Robinson and Robert L. Priddy, also a director of the Company, whereby Messrs. Robinson and Priddy loaned the Company an aggregate of $300,000 and agreed to loan the Company an additional $700,000 (the "Second Tranche") upon the request of the President of the Company prior to April 30, 1997. Such loans bear interest at the rate of 10% per annum and if the Second Tranche is funded, will be repayable on or before May 31, 1998. In the event that the Second Tranche is not funded in accordance with the terms of the agreement, such loans shall be repayable on July 15, 1997. In connection therewith, Messrs. Robinson and Priddy were each issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $8.25 per share, and, upon funding of the Second Tranche, will each be issued warrants to purchase an additional 35,000 shares of Common Stock on the same terms. See "Item 12. Certain Relationships and Related Transactions."

                  In the past, the Company has been reliant upon Messrs. Robinson or Priddy to finance the costs associated with certain acquisitions and to restructure certain indebtedness, on terms favorable to the Company. There can be no assurance the such financing, or other third party debt or equity financing, will be available in the future or, if available, will be on terms acceptable to the Company.

OTHER INFORMATION

                  SALES TO THE U.S. GOVERNMENT. During 1996, the department of the U.S. Government responsible for procuring medical supplies, such as sutures, began purchasing more of such items outside the traditional bid system. The Company has been successful over the last several years in obtaining substantial awards under the bid system. The new system, which incorporates local dealers called Prime Vendors, is less sensitive to price and more sensitive to the impact of a direct sales force. As a result of the foregoing, since the Company has only a limited sales force, there can be no assurance that the Company will continue to meet or exceed its historical levels of sales of its products to the U.S. Government in the future.

                  ACQUISITION OF THE ULSTER PRODUCT LINES. For a description of the consideration paid and payable by the Company in connection with the Ulster Acquisition, including, without limitation, the royalty arrangements and the warrants to purchase shares of the Company's Common Stock issued in connection therewith, see Note 14 to Notes to Consolidated Financial Statements and the Company's Current Report of Form 8-K and 8-K/A filed in connection with the Ulster Acquisition.

                  NET OPERATING LOSS CARRYFORWARDS. As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") of approximately $10,675,000 which will expire from 1998 through 2009. The deductibility of portions of the NOLs is subject to an annual limitation of approximately $460,000; the excess of such annual limitation over the amount to be used in subsequent year until they expire. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS.

                  The responses to this item are submitted in a separate section of this Annual Report on Form 10- KSB. See Index to Consolidated Financial Statements on page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1997 and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1997 and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1997 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  For information regarding the recent loans to the Company by John H. Robinson and Robert L. Priddy, two directors of the Company, and the issuance of warrants in connection therewith, see "Management's Discussion and Analysis or Plan of Operations." The other information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1997 and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS.

Exhibit No.       Description

3.1               Certificate of Incorporation of the Registrant, as amended (1)

3.2               Form  of   Certificate   of   Amendment  of   Certificate   of
                  Incorporation (1)

3.3               Form of Amended and Restated Bylaws of the Registrant (1)

10.1              1988 Amended and Restated Stock Option Plan (1)

10.2              1992 Stock Option Plan (1)

10.3* Exclusive Distributorship Agreement between the Registrant and Meadox Medicals, Inc. (1)

10.4* Exclusive Distributorship Agreement between the Registrant and Cottrell Limited (1)

10.5* Exclusive Distributorship Agreement between the Registrant and Convergenza, as amended (1)

10.6* Exclusive Distributorship Agreement between the Registrant and HP - medica GmbH (1)

10.7              Business  Loan and Security  Agreement  among the  Registrant,
                  Lukens   Corporation   -  New  Mexico  and  Sunwest   Bank  of
                  Albuquerque, N.A., as amended (1)

10.8              Form of Indemnity Agreement (1)

10.9              Employment  Agreement  between  the  Registrant  and  James A.
                  Wimbush (1)

10.10 Employment Agreements between the Registrant and each of Steven J. Schroeder, Robert S. Huffstodt, Scott Henderson and Donald E. Lawson (1)

10.11* Collaborative Development Agreement between the Registrant and Medisorb Technologies International, L.P. (1)

10.12             Lease for Registrant's facility (1)

10.13 Form of Consulting Agreement between the Registrant and Commonwealth Associates, Inc.(1)

10.14* Exclusive Distributorship Agreement between the Registrant and Core Dynamics, Inc. (3)

10.15             Consulting  Agreement  between the  Registrant  and Kronenthal
                  Associates (3)

10.16* Exclusive Patent License Agreement between the Registrant and Innovative Surgical Technology, Inc. (4)

10.17 Agreement, dated November 19, 1992, between Sunwest Bank of Albuquerque, National Association, and Lukens Medical Corporation, a New Mexico corporation, together with promissory note, as amended, security agreements and mortgages executed pursuant thereto (5)

10.18* Amendment No. 1, dated as of May 17, 1994, to Exclusive Patent License Agreement, dated August 9, 1993, between Lukens Medical Corporation, a New Mexico corporation, and Innovative Surgical Technology, Inc. (5)

10.19* Manufacturing Agreement, dated May 26, 1994, between the Registrant and West Texas Engineering, Inc.(5)

10.20* Supply Agreement, dated June 29, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Farnam Companies, Inc. d.b.a. Veterinary Products Laboratories (5)

10.21 Business Loan and Security Agreement, dated July 27, 1994 (the "Sunwest Loan Agreement"), as amended pursuant to the Third Amendment thereto, dated as of January 31, 1995, among the Registrant, Lukens Medical Corporation (a New Mexico corporation formerly known as Lukens Corporation) and Sunwest Bank of Albuquerque, N.A., together with promissory notes, guaranty and security agreements executed pursuant thereto (5)

10.22* Exclusive Distribution Agreement, dated October 7, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Dentsply International Inc. (5)

10.23             Amendment  No. 3, dated as of November 2, 1994,  to 1992 Stock
                  Option Plan (5)

10.24*            Supplier/Distributor   Agreement,  dated  November  14,  1994,
                  between Lukens Medical Corporation, a New Mexico corporation, and Henry Schein, Inc. (5)

10.25             Amendment  No. 4, dated as of  January 3, 1995,  to 1992 Stock
                  Option Plan (5)

10.26 Promissory Note of the Company to John H. Robinson, dated as of April 13, 1995, in the original principal amount of $400,000; Commitment letter of John H. Robinson, dated as of April 13, 1995. (5)

10.27 Warrant, dated as of April 13, 1995, granted by Lukens Medical Corporation, a Delaware corporation, to John H. Robinson.

10.28             Lease for the  Facility,  dated  July 14,  1995,  between  Rio
                  Rancho  Public  Schools,  as  landlord,   and  Lukens  Medical
                  Corporation, as tenant.

10.29 Fourth Amendment, Fifth Amendment, Sixth Amendment and Seventh Amendment to the Sunwest Loan Agreement, dated April 10, 1995, April 28, 1995, July 14, 1995 and December 31, 1995,
                  respectively.

10.30 Promissory Notes of the Company to Sunwest Bank of Albuquerque, N.A. relating to certain loans guaranteed by the U.S. Small Business Administration, in the original principal amounts of $150,000, $500,000 and $420,000, dated as of
                  October 31, 1995, October 31, 1995 and February 15, 1996, respectively, and related Loan and Security Agreements.

10.31 Promissory Note of the Company to John H. Robinson, dated as of September 11, 1996, in the original principal amount of $250,000; Promissory Note of the Company to John H. Robinson, dated as of March 5, 1996, in the original principal amount of $400,000

10.32             Distribution  Agreement,  dated as of March  5,  1996,  by and
                  between  Guest  Elchrom   Scientific  AG  and  Lukens  Medical
                  Corporation, a New Mexico corporation.

10.33 Agreement of Purchase and Sale of Assets, dated as of March 4, 1996 by and among the Company, Ulster Scientific, Inc. and Peter F. Lordi, Jr. (6)

10.34 Lease Agreement, dated as of March 5, 1996, between Ulster Scientific, Inc., a New York corporation, Peter F. Lordi, Jr. and Lukens Medical Corporation, a New Mexico corporation. (6)

10.35             Consulting Agreement, dated as of March 5, 1996, between Peter
                  F. Lordi, Jr. and Lukens Medical Corporation, a New Mexico corporation. (6)

10.36 Warrant, dated as of March 5, 1996, granted by Lukens Medical Corporation, a Delaware corporation, to Peter F. Lordi, Jr.
                  (6)

10.37 Lease between Kenneth I. White, as landlord, and Lukens Medical Corporation, as tenant, dated May 31, 1996. (7)

10.38 Joint Venture/Stockholders' Agreement, dated as of February 21, 1997, between Lukens Medical Products Private Limited and the stockholders of the compnay listed on the signature page thereto.

10.39 Letter Agreement, dated as of February 28, 1997, between Lukens Medical Corporation and John H. Robinson; Promissory Note of Lukens Medical Corporation dated as of February 28, 1997 to John H. Robinson in the amount of $150,000; and Warrant Agreement between Lukens Medical Corporation and John
                  H. Robinson, dated as of February 28, 1997.

10.40 Letter Agreement, dated as of February 28, 1997, between Lukens Medical Corporation and Robert L. Priddy; Promissory Note of Lukens Medical Corporation dated as of February 28, 1997 to Robert L. Priddy in the amount of $150,000; and Warrant Agreement between Lukens Medical Corporation and Robert L. Priddy, dated as of February 28, 1997.

21                Subsidiaries

23                Consent of Neff & Company

27                Financial Data Schedule

----------

(1) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33- 46466) and are incorporated herein by reference.

(2) This exhibit was filed with the Company's Amendment No. 1 to its Current Report on Form 8-K dated July 17, 1992 and is incorporated herein by reference.

(3) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992 and are incorporated herein by reference.

(4) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and are incorporated herein by reference.

(5) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and are incorporated herein by reference.

(6) These exhibits were filed as exhibits to the Company's Current Report on Form 8-K filed on March 18, 1996, and are incorporated herein by reference.

(7) This exhibit was filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and is incorporated herein by reference.

* Confidential treatment has been granted with respect to portions of these exhibits.

         (B) REPORTS ON FORM 8-K.

                  None.

                   Lukens Medical Corporation and Subsidiaries

Consolidated Financial Statements

                          Index of Financial Statements



Reports of Independent Public Accountants                     F-1
Consolidated Balance Sheets                                   F-2
Consolidated Statements of Operations                         F-4
Consolidated Statement of Stockholders' Equity                F-6
Consolidated Statements of Cash Flows                         F-7
Notes to Consolidated Financial Statements                    F-9

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Lukens Medical Corporation


We have audited the accompanying consolidated balance sheets of Lukens Medical Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lukens Medical Corporation and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


/s/ Neff & Company LLP

Albuquerque, New Mexico
March 25, 1997

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS

                                                                  1996              1995
Current assets:
    Cash and cash equivalents                               $       878,090            39,049
    Accounts receivable, net of allowance of
        $5,790 in 1996 and 1995 (Notes 4, 5,
           and 11)                                                1,901,947         1,269,211
    Inventory (Notes 2, 4, 5, and 13)                             5,565,210         3,849,051
    Prepaid expenses                                                 34,290            23,456
                                                            ---------------------------------

               Total current assets                               8,379,537         5,180,767

Fixed assets, net (Notes 3, 4,
    5 and 7)                                                      2,062,842         1,710,633

Intangible assets, net of accumulated amortization
    of $966,065 and $707,036 in 1996 and 1995,
    respectively (Note 14)                                        1,098,487           469,408

Deferred start up costs                                             199,100            62,599
Other assets                                                         62,194            35,381
                                                            ---------------------------------













               Total assets                                 $    11,802,160         7,458,788
                                                            =================================


The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               1996              1995
Current liabilities:
    Accounts payable                                                     $     1,406,243           665,080
    Accrued payroll                                                               28,634            20,029
    Accrued liabilities                                                           33,505            63,026
    Current maturities of long-term debt
        (Notes 4 and 5)                                                        2,002,191           357,095
    Current maturities of obligations under
        capital leases (Note 7)                                                   39,825            19,380
                                                                         ---------------------------------

               Total current liabilities                                       3,510,398         1,124,610

Long-term debt, excluding current maturities
    (Notes 4 and 5)                                                              796,446            79,979

Stockholder payable and accrued interest (Note 6)                              1,157,408           678,384

Obligations under capital leases, excluding
    current maturities (Note 7)                                                   59,378            37,227
                                                                         ---------------------------------

               Total liabilities                                               5,523,630         1,920,200

Commitments and contingencies (Notes 4, 7, 12, 14, and 15)

Stockholders' equity (Notes 4 and 8):
    Common stock $.01 par value, authorized
        20,000,000 shares; issued and outstanding
        2,731,988 shares in 1996 and 2,611,418 shares
        in 1995                                                                   27,320            26,115
    Additional paid-in capital                                                17,213,952        16,938,696
    Accumulated deficit                                                      (10,962,742)      (11,426,223)
                                                                         ---------------------------------
               Total stockholders' equity                                      6,278,530         5,538,588
                                                                         ---------------------------------

               Total liabilities and stockholders' equity                $    11,802,160         7,458,788
                                                                         =================================


The accompanying notes are an integral part of these consolidated financial statements.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                               1996              1995
Net sales (Notes 1 and 11)                                               $     8,178,576         4,883,288
Cost of sales and inventory reduction (Note 13)                                5,796,534         3,436,553
                                                                         ---------------------------------
        Gross profit                                                           2,382,042         1,446,735
                                                                         ---------------------------------

Selling expenses                                                                 716,042           364,906
General and administrative expenses                                              965,180           813,574
Research and development expenses (Note 1)                                       108,594           138,450
                                                                         ---------------------------------
        Total operating expenses                                               1,789,816         1,316,930
                                                                         ---------------------------------
        Earnings from operations                                                 592,226           129,805

Other income (expense):
    Interest income                                                                6,578            18,133
    Interest expense                                                            (197,566)         (209,424)
    Gain on sale of building                                                           -           150,721
    Other, net                                                                    62,243          (121,508)
                                                                                  -------------------------
        Total other expense, net                                                (128,745)         (162,078)
                                                                         ---------------------------------
        Earnings (loss) before income taxes and
           extraordinary item                                                    463,481           (32,273)

Income tax expense (Note 9)                                                            -                 -
                                                                         ---------------------------------
Earnings (loss) before extraordinary item                                        463,481           (32,273)
Extraordinary gain on extinguishment of debt                                           -           233,240
                                                                         ---------------------------------
           Net earnings                                                  $       463,481           200,967
                                                                         =================================

Weighted average number of common and common
 equivalent shares outstanding (Note 1):
        Primary                                                                2,743,659         2,611,418
        Fully diluted                                                          3,153,723         2,743,659
Net earnings (loss) per common and common
 equivalent share-primary (Note 1):
        Earnings (loss) before extraordinary item                        $          .169             (.012)
        Extraordinary gain                                                             -              .089
                                                                         ---------------------------------
           Net earnings                                                             .169              .077
                                                                         =================================


The accompanying notes are an integral part of these consolidated financial statements.

YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                     1996                 1995

Net earnings per common and common equivalent
  share-fully diluted (Note 1):
        Earnings before extraordinary item     $      .147             (.012)
        Extraordinary gain                               -              .085
                                               -----------------------------
           Net earnings                               .147              .073
                                               =============================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                 COMMON STOCK               ADDITIONAL
                                               (NOTES 8 AND 12)               PAID-IN        ACCUMULATED
                                             SHARES          AMOUNT           CAPITAL          DEFICIT           TOTAL

Balance, December 31, 1994                   2,610,255    $     26,103        16,937,421      (11,627,190)        5,336,334

Exercise of options for common
  stock                                          1,163              12             1,275                -             1,287

Net earnings                                         -               -                 -          200,967           200,967
                                         ----------------------------------------------------------------------------------

Balance December 31, 1995                    2,611,418          26,115        16,938,696     (11,426,223)         5,538,588

Exercise of options for common
  stock                                        120,570           1,205           275,256                -           276,461

Net earnings                                         -               -                 -          463,481           463,481
                                         ----------------------------------------------------------------------------------

Balance, December 31, 1996                   2,731,988    $     27,320        17,213,952     (10,962,742)         6,278,530
                                         ==================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                               1996              1995
Cash flows from operations:
    Net earnings                                                          $      463,481           200,967
    Adjustments to reconcile net earnings
        to cash flows used in operating activities:
           Depreciation                                                          262,941           265,702
           Amortization of intangible assets                                     169,563            72,730
           Gain on sale of building                                                    -          (150,721)
           Extraordinary gain on extinguishment
               of debt                                                                 -          (233,240)
           Decrease in inventory valuation allowance                             250,000                 -
           Loss on disposal of fixed assets                                        9,855                 -
           Accrued interest due stockholder                                       79,024            28,384
    Changes in current assets and liabilities:
        Accounts receivable                                                     (632,736)         (520,544)
        Inventory                                                             (1,966,159)         (271,822)
        Prepaid expenses                                                         (10,834)           12,401
        Accounts payable                                                         741,163           (78,284)
        Accrued payroll                                                            8,605            (2,540)
        Accrued liabilities                                                      (29,521)           17,058
                                                                         ---------------------------------
               Net cash used in operating activities                            (654,618)         (659,909)
                                                                         ---------------------------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                        -           233,416
    Purchase of equipment                                                       (561,910)         (211,545)
    Increase in intangible assets                                               (785,377)          (35,868)
    Increase in deferred start-up costs                                         (149,766)          (62,691)
    Purchase of other assets                                                     (26,813)           27,402
    Proceeds from sale of building                                                     -         2,000,000
                                                                         ---------------------------------
               Net cash flows (used by) provided
                  for investing activities                                    (1,523,866)        1,950,714
                                                                         ---------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock
        and equivalents                                                          276,461             1,287
    Borrowings on long-term debt                                               2,621,155           299,230
    Principal payments on long-term debt and
        capital leases                                                          (280,091)       (2,680,235)
    Borrowings from major stockholder                                            400,000           650,000
                                                                         ---------------------------------
               Net cash flows (used by) provided
                  for financing activities                                     3,017,525        (1,731,005)
                                                                         ---------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                               1996              1995

               Net increase (decrease) in cash and cash
                  equivalents                                            $       839,041          (440,200)

Cash and cash equivalents at beginning of year                                    39,049           479,249
                                                                         ---------------------------------

Cash and cash equivalents at end of year                                 $       878,090            39,049
                                                                         =================================

Supplemental disclosures:
    Cash paid for interest                                               $       113,532           200,798
                                                                         =================================

    Production equipment acquired with capital
        leases                                                           $        63,095                 -
                                                                         =================================


The accompanying notes are an integral part of these consolidated financial statements.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation. Lukens Medical Corporation, a Delaware corporation, and its wholly-owned subsidiaries, (the Company) is a disposable surgical products company engaged in the design, development, manufacture, and marketing of needle suture products, disposable safety scalpels, lancets, disposal supplies, and bone wax. The Company markets its products  worldwide  to  hospitals,  independent  care  facilities,  physicians'
offices, and to the United States government directly and through independent distributors. Foreign operations consist of a maquiladora manufacturing operation in Juarez, Mexico. Inventory and fixed assets related to the Juarez facility are approximately $657,564 at December 31, 1996.

The consolidated financial statements include the accounts of Lukens Medical Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. Cash and cash equivalents consist substantially of cash in banks and repurchase agreements which are collateralized by government securities at a 102 percent of fair market value and recorded in the banks name. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Inventory. Inventory, which consists principally of medical sutures, supplies and components, is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Market value for raw materials is based on replacement costs and for other inventory classifications on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventory costs include material, labor, and manufacturing overhead.

Fixed Assets. Equipment and leasehold improvements are recorded at cost. Depreciation expense is calculated using the straight-line method based on the estimated useful lives of the respective assets which approximate three to ten years. The Company follows the policy of capitalizing expenditures that materially increase asset useful lives and charging ordinary maintenance and repairs to operations as incurred.

Intangible Assets. Intangible assets consist principally of costs incurred to obtain Food and Drug Administration approvals, trademarks, organizational costs, patents, and the rights to sell Ulster products. The Company evaluates its intangible assets annually to determine potential impairment by comparing the carrying value to the undiscounted future gross cash margins of related assets. They are being amortized using the straight-line method over periods of 5 to 17 years.

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES     (CONTINUED)

Deferred Start Up Costs. The start up costs consist principally of costs incurred for the start up of joint ventures and possible joint ventures in India, Mexico, and Brazil.

Net Sales.  Sales are recorded net of sales returns and allowances.

Research and Development Expenses. Research and development costs are expensed as incurred.

Net Earnings Per Common and Common Equivalent Share. Net earnings per common and common equivalent share is computed based on the weighted average (based on time period outstanding) number of common shares outstanding and, if dilutive, common equivalent shares (options and warrants (see Note 8) outstanding during the year. Common equivalent shares included in the computation of weighted average shares totaled 410,064 shares for 1996 and 132,241 shares for 1995, assuming the exercise of all options outstanding and dilutive at year-end, as calculated using the treasury stock method.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification. The Company has reclassified certain amounts in the 1995 financial statements to conform to the 1996 presentation.


NOTE 2.        INVENTORY

Inventory consists of the following components at December 31:

                                              1996              1995

    Raw materials                    $     2,767,214         1,821,321
    Work-in-process                        1,419,685           874,080
    Finished goods                         1,378,311         1,153,650
                                     ---------------     -------------
                                     $     5,565,210         3,849,051
                                     =================================

NOTE 3.        FIXED ASSETS

Fixed assets owned and held under capital lease (see Note 7) consist of the following at December 31:

                                                    1996              1995

    Leasehold improvements                    $       172,677           102,395
    Production equipment                            3,018,600         2,555,378
    Office equipment                                  229,646           202,884
                                              ---------------------------------
                                                    3,420,923         2,860,657
           Less accumulated depreciation            1,358,081         1,150,024
                                              ---------------------------------

                                              $     2,062,842         1,710,633
                                              =================================

Production equipment valued at $807,543 was not being utilized in 1995 or 1996 and as of December 31, 1996, was in Piedras Negras, Mexico in anticipation of the start up of a joint venture (See Note 14).


NOTE 4.        BANK FINANCING INSTRUMENTS

At December 31, 1996, the Company had the following bank borrowing agreements:

     A working capital line-of-credit agreement, which provides for borrowings for working capital up to the lesser of (a) $1,000,000 or (b) the sum of 80 percent of eligible accounts receivable (as defined in the agreement) plus
     (i) the lesser of 40 percent of qualified inventory; or (ii) $1,200,000. Interest is payable monthly on the amount drawn at the Bank's corporate base rate (the Bank's prime rate) plus 1 percent. At December 31, 1996, there was $900,000 outstanding under this line-of-credit agreement.

     A letter-of-credit line, which provides for other credit instruments including commercial letters-of-credit and banker's acceptances which guarantee payment to raw material suppliers, and standby letters-of-credit which may also be used for the purchase of raw material on forward currency contracts. The sum of these shall not exceed $1,650,000 at any one time. At December 31, 1996, there was $796,838 of outstanding letters of credit and $153,761 in standby letters-of-credit outstanding under this line.

NOTE 4.        BANK FINANCING INSTRUMENTS (CONTINUED)

     A SBA export working capital line-of-credit agreement, which provides working capital for foreign sales up to the lesser of (a) $600,000 or (b) 80 percent of the face amount of negotiated Letters of Credit issued for the benefit of the Borrower and delivered to Lender. Interest is payable monthly on the amount drawn at the New York prime rate as published in the Wall Street Journal plus 1.5 percent. At December 31, 1996, there was $50,301 outstanding under this line-of-credit agreement.

     A SBA government contract line-of-credit which provides for the use of working capital for government contracts up to $420,000, interest is payable monthly on the amount drawn at the New York prime rate as published in the Wall Street Journal plus 1.5 percent. At December 31, 1996, there was $15,801 outstanding under this line-of-credit agreement.

     A SBA equipment term loan, which provides for the purchase of equipment and machinery up to $150,000, interest and principal payable monthly on equal installments of $2,510 at the New York prime rate as published in the Wall Street Journal, plus 1.5 percent. At December 31, 1996, there was $130,096 outstanding under this agreement.

     A SBA equipment term loan, which provides for the purchase of equipment and machinery up to $150,000, interest and principal payable monthly on equal installments of $2,535 at the New York prime rate as published in the Wall Street Journal, plus 1.5 percent. At December 31, 1996, there was $23,150 outstanding under this agreement.

     To evidence the Company's obligation to reimburse the Bank under these credit instruments issued and drawn on behalf of the Company, the Company is required to issue a promissory note payable upon demand, bearing interest at one percent above the Bank's corporate base rate.

     On May 24, 1996, the Company obtained a bank term loan for the purchase of equipment and machinery in the amount of $120,000, interest and principal payable monthly on equal installments of $3,859 at the bank's corporate base rate plus 1.5 percent.

     On December 30, 1996, the Company obtained a bank term loan for funding of a joint venture in India in the amount of $700,000, interest and principal payable monthly on equal installments of $14,700 at the bank's corporate base rate plus 1 percent.

NOTE 4.        BANK FINANCING INSTRUMENTS (CONTINUED)

At December 31, 1996, these bank credit instruments had covenants which provided, among other things, for: the maintenance of consolidated stockholders' equity of not less than $4,700,000; a minimum current ratio, as defined in the agreement, of 2:1; aggregate debt to consolidated stockholders' equity of not greater than 1:1; fixed charges coverage not less than 1:3 and a quick ratio of not less than 1:1. The agreements also provide for a security interest in substantially all of the Company's assets and has certain covenants which restrict the Company's payment of dividends and prohibit incurring any additional material indebtedness without the consent of the Bank.


NOTE 5.        LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                               1996              1995
Bank Debt:

    Outstanding line-of-credit payable, interest is accrued
        at the corporate base rate plus 1% (9.25% at
        December 31, 1996), maturing August 30, 1997                     $       796,838                 -

    Outstanding line-of-credit payable, interest is accrued
        at the corporate base rate plus 1.5% (9.75% at
        December 31, 1996), maturing August 30,1997                              900,000           200,000

    Notepayable,  due in monthly  installments of $3,859,
        including interest at the bank's corporate  base
        rate plus 1.5% (9.75% at December 31, 1996),
        maturing May 24, 1999                                                     98,828                 -

    Notepayable, due in monthly  installments of $14,700,
        including interest at the bank's  corporate  base
        rate plus 1% (9.25% at December  31,  1996),
        maturing  December 30, 2001                                              700,000                 -

    Outstanding  line-of-credit  payable,  interest is
        accrued at the prime rate from the Wall Street
        Journal plus 1.5% (9.75% at December 31, 1996)
        maturing November 8, 1997                                                 50,301            28,000
                                                                         ---------------------------------

Balance forward                                                                2,545,967           228,000
                                                                         ---------------------------------

NOTE 5. LONG-TERM DEBT (CONTINUED)

Balance forward                                                           $     2,545,967          228,000

    Notepayable will be due in monthly installments of
        $2,510 including interest at New York Prime from
        the Wall Street Journal plus 1.5% (9.75% at
        December 31, 1996) maturing October 2002                                 130,096            71,230

    Notepayable will be due in monthly  installments  of
        $2,535  beginning April 1997, including interest
        at New York prime from the Wall Street Journal
        plus 1.5% (9.75% at December 31, 1996) maturing
        November 2003                                                             23,150                 -

    Outstanding  line-of-credit  payable,  interest is
        accrued at the prime rate from the Wall Street
        Journal  plus 1.5% (9.75% at December 31, 1996)
        maturing February 1997                                                    15,801                 -

Other debt:

    Community  Development  Block Grant  note,  due in
        monthly installments of $4,167,  plus  interest
        at a rate equal to the  six-month  Treasury Bill
        rate with a minimum of 7% and a maximum of 9% (7%
        at December 31, 1996), maturing July 7, 1998,
        secured by equipment  purchased with the proceeds
        from the note                                                             83,623           137,844
                                                                         ---------------------------------

           Total long-term debt                                                2,798,637           437,074
           Current maturities of long-term debt                                2,002,191           357,095
                                                                         ---------------------------------

           Long-term debt, excluding current maturities                  $       796,446            79,979
                                                                         =================================

The aforementioned Bank debt is held by a single institution and is secured by accounts receivable, inventory and fixed assets of the Company, except for those purchased with the proceeds obtained from the Community Development Block Grant note.

Future scheduled debt payments at December 31 are:

           1997                                      $     2,002,191
           1998                                              210,747
           1999                                              185,462
           2000                                              182,506
           2001                                              193,518
           Thereafter                                         24,213
                                                     ---------------

                                                     $     2,798,637


NOTE 6.        STOCKHOLDER PAYABLE

During 1995, a major stockholder loaned the Company $400,000 which defeased a $350,000 line of credit and provided $50,000 for general operations. The note is due April 1999, including all interest, accrued at 8 percent. The major stockholder also received warrants for 400,000 shares of common stock exercisable at 1.10 per share (Note 8).

In September 1995, the Company also received an additional $250,000 from the stockholder for repayment of various capital leases. The note is due September 1999, including all interest, accrued at 8 percent.

In March 1996, the Company received $400,000 from the stockholder for use in the Ulster acquisition. The note is due September 1999, including all interest, accrued at 10 percent.


NOTE 7.        LEASES

The Company has two capital lease obligations for production equipment that expire in 1999. At December 31, 1996 and 1995, the Company had $126,508 and $138,904, respectively, recorded as production equipment under capital leases with related accumulated depreciation of $4,206 and $73,172, respectively (see
Note 3).

The present value of future minimum capital lease payments as of December 31, 1996 follows:

           1997                                              $        48,586
           1998                                                       38,868
           1999                                                       25,333
                                                             ---------------
               Total minimum lease payments                          112,787

           Less amount representing interest
               (at rates ranging from 8% to 9.75%)                    13,584
           Present value of net minimum capital
               lease payments                                         99,203
           Current maturities of obligations under
               capital leases                                         39,825
           Obligations under capital leases, ex-
               cluding current maturities                    $        59,378
                                                             ===============

The Company leases its facilities and certain equipment under terms of various operating leases. Future minimum rental payments required under the operating leases as of December 31, 1996, are as follows:

         Year ending December 31:
                      1997                                    $          119,311
                      1998                                               125,748
                      1999                                               128,953
                      2000                                               132,253
                      2001                                                86,925
                                                              ------------------

         Total minimum payments required                      $          593,190
                                                              ==================

Total rental expense for operating leases during 1996 and 1995 was $111,787 and $64,979, respectively.

NOTE 8.        STOCK WARRANTS AND OPTIONS

Warrants for Common Stock

The following warrants are outstanding at December 31, 1996:

          NUMBER OF SHARES                 EXERCISE                  DATE                 DATE OF
         COVERED BY WARRANTS                 PRICE                EXERCISABLE           EXPIRATION
               137,500                  $       9.00            Presently            May 6, 1997
               500,000                          6.00            Presently            May 6, 1998
               400,000                          1.10            Presently            April 13, 2000
                50,000                          3.00            Presently            March 5, 2004

Each warrant allows the holder to purchase one share of common stock at the warrant price. The 400,000 warrants are to the major stockholder.

Options for Common Stock

In 1992, the Company adopted a stock option plan (1992 Plan) which provides for the issuance of incentive and nonqualified stock options for officers, directors, key employees, and consultants of the Company. The 1992 Plan replaced a similar plan in effect in prior years. The 1992 Plan allows the issuance of a maximum of 850,000 options for exercise into common stock at an option price not less than the fair market value (trading value) of the common stock on the date such options are granted. Options outstanding under the 1992 Plan total 243,223 and 380,611 at December 31, 1996 and 1995, respectively. As of December 31, 1996 and 1995, an additional 103,000 and 103,531, respectively, of options were granted under various other plans. All options terminate three to ten years from the date of issuance. The Company has filed a registration statement for its stock option plans.

A summary of the common stock options for the year ended December 31, 1996 and 1995 follows:

                                                    OPTIONS                  PRICE RANGE
                                               ---------------------------------------------------

Balance, December 31, 1994                             388,632         $   1.125      -     6.50
    Granted                                            125,400             1.063      -     3.00
    Expired                                            (28,727)            2.375      -     2.375
    Exercised                                           (1,163)            1.063      -     1.125
                                               --------------------------------------------------
Balance, December 31, 1995                             484,142             1.063      -     6.50
                                               -------------------------------------------------
    Granted                                            185,800             3.00             7.00
    Expired                                           (198,149)            2.375            3.00
    Exercised                                         (120,570)            1.063            2.375
                                               --------------------------------------------------
Balance, December 31, 1996                             351,223             1.063            7.00
                                               =================================================

Options exercisable, December 31,
    1996                                               115,425             1.063      -     6.50
                                               =================================================

NOTE 8.        STOCK WARRANTS AND OPTIONS (CONTINUED)

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123) was issued by the FASB and, if fully adopted, changes the methods for recognition of cost or plans similar to those of the Company. Adoption of SFAS 123 is optional; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 are presented below:

                                                                            AS REPORTED       PROFORMA
Net income                                                                  $    463,481           267,225

Net earnings per common and
    common equivalent share-primary (Note 1)                                        .169              .097

Net earnings per common and common
    equivalent share-fully diluted (Note 1)                                         .147              .085

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

NOTE 9.        INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. In 1994, a net deferred tax expense resulted from a reduction of valuation allowance due to a change in circumstances as more fully discussed below.

Components of the net deferred income tax asset at December 31, 1996 and 1995, are as follows:

                                                 1996              1995
Deferred income tax assets:
    Resulting from net operating loss
        carryforwards                         $  3,845,000         3,844,000
    Carryforward of capital loss                   105,000           105,000
    Carryforward credit from increasing
        research activities                        105,000           105,000
    Other                                          264,000           244,000
                                              ------------------------------
                                                 4,319,000         4,298,000

Deferred income tax liabilities:
    Depreciation and other basis differences       (75,000)          (62,000)
                                              ------------------------------

    Net deferred tax asset before valuation
        allowance                                4,244,000         4,236,000

Valuation allowance                             (4,244,000)       (4,236,000)
                                              ------------------------------

Net deferred income tax asset                 $          -                 -
                                              ==============================

The Company conducts a periodic evaluation of its valuation allowance. Factors considered in the evaluation include recent and demonstratable future earnings and the Company's liquidity and equity positions. For 1996 and 1995, the deferred tax assets were reserved for in the valuation allowance given the Company's limited history of profitable operations.

There is no income tax payable at December 31, 1996, because of the usage of net operating loss carryforwards.

The  net  operating   loss  and  credit  for  increasing   research   activities
carryforwards are each subject to annual limitations of approximately $460,000 and as of December 31, 1996, expire as follows:

                                                                                    INCREASING RESEARCH
                                     APPROXIMATE NET OPERATING                      ACTIVITIES BOOK/TAX
                                         LOSS CARRYFORWARD                                CREDITS
                  --------------------------------------------------------------    -------------------
                      STATE LOSS           FEDERAL LOSS
                        AMOUNT                AMOUNT             TAX EFFECT             TAX EFFECT

1999              $        2,537,000                     -               122,000                3,800
2000                               -             2,056,000               699,000               37,200
2001                               -             1,835,000               624,000               37,500
2002                               -             1,132,000               385,000                1,400
2003                       1,480,000             2,086,000               780,000               25,100
2004                         315,000               390,000               148,000                    -
2005                         161,000               278,000               102,000                    -
2006                               -                50,000                17,000                    -
2008                               -                88,000                30,000                    -
2009                               -             2,760,000               938,000                    -
                  -----------------------------------------------------------------------------------
                  $        4,493,000            10,675,000             3,845,000              105,000
                  ===================================================================================

The capital loss carryforwards of approximately $271,000, tax effect of $105,000, expire in 1998.

The provision (benefit) for income taxes consists of the following for the year ended December 31:

                                                   1996              1995
Deferred:
    Federal                                  $        112,001           66,374
    State                                              3,548             2,102
                                             ---------------------------------
                                                     115,549            68,476
Adjustment to valuation allowance                   (115,549)          (68,476)
                                             ---------------------------------

        Total                                $             -                 -
                                             =================================

The provision (benefit) for income taxes is reconciled with the federal and state statutory rates for the year ended December 31, as follows:

                                                 1996                                1995
                                   ----------------------------------     -------------------------------
                                         TAX                 TAX RATE           TAX              TAX RATE
Provision computed
   at federal statutory
   rate                            $        157,584              34%           68,328              34%

State taxes, net of
   federal tax benefit                        4,697               1%            5,884               3%

Non-deductible meals
   and entertainment                          4,480               1%            3,057               2%

Other                                             -               -            (2,600)             (1)%

Adjustment of prior year
   deferred tax asset attri-
   butable to loss carry-
   forwards                                 (51,212)            (11)%          (6,193)             (4)%

Adjustment of beginning
   of year valuation allow-
   ance                                    (115,549)            (25)%         (68,476)            (34)%
                                   ------------------------------------------------------------------

     Total                         $              -               0%                -               0%
                                   ==================================================================


NOTE 10.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used by the Company in determining its fair value disclosures for financial investments:

Cash and cash equivalents. The carrying amount reported in the balance sheet approximates fair value.

Long-term debt including current maturities and stockholder payable. The floating-rate long-term debt approximates its fair value. The fair value of the fixed-rate long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

NOTE 10.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments are:

                                                      CARRYING         FAIR
                                                       AMOUNT          VALUE

    Cash and cash equivalents                      $      878,090   $    878,090
    Long-term debt, including current
        maturities                                 $    2,798,637   $  2,780,346
    Stockholder payable and accrued interest       $    1,157,408   $  1,084,208


NOTE 11.       SIGNIFICANT CUSTOMERS AND EXPORT SALES

During 1995, approximately 24 percent of the Company's net sales were from two customers. At December 31, 1995, the two customers accounted for approximately 30 percent of total trade accounts receivable.

In addition, the Company's export sales for 1996 and 1995 totaled $2,295,066 and $1,788,944 , respectively, which represent 28 percent and 37 percent of total sales in each of those years.


NOTE 12.       COMMITMENTS AND CONTINGENCIES

Employment Agreement. The Company has entered into an employment agreement with its Chief Executive Officer which provides for a three-year term expiring in January 1998, with automatic one-year extensions thereafter. This agreement provides for a base salary of $135,000 per annum. This agreement allows for an annual base salary increase at least equal to the percentage increase in the Consumer Price Index (or closest substitute for such index then available). For future years, the employee's base salary shall increase no less than 10 percent if the Company's net income increases at least 10 percent as compared to the preceding year. The Chief Executive Officer is entitled to an annual bonus of up to 35 percent of base compensation for such year for achieving objectives established jointly by the employees and Board of Directors, as defined in the agreement.

Litigation. The Company is involved in litigation in the ordinary course of business. Management believes, after consulting with legal counsel, that the ultimate outcome of this litigation will not result in a material adverse impact on the Company's financial statements.

Consulting Agreement. Effective March 1, 1996, the Company entered into a one year consulting agreement with a major stockholder. Payments under the agreement are $4,167 per month.

Profit Sharing/Savings Plan. The Company has a voluntary profit sharing/savings plan (Plan) covering substantially all employees residing in the United States over age 21 and who have been employed at least six months by the Company. The Plan is qualified under section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions and discretionary Company profit sharing/savings plan contributions. The Company matches employee contributions at a rate of 50 percent of their contributions up to 3 percent of their base pay. In addition, the Plan provides that the Company may pay for certain administrative costs of the Plan. For 1996 and 1995, there were no Company profit sharing contributions. Company matching contributions and administrative expenses for 1996 and 1995 were $24,551 and $17,484, respectively.


NOTE 13.       INVENTORY REDUCTION

During 1996, the Company experienced reductions in its cost, as compared to 1995, to manufacture certain products mainly from favorable shifts in overhead, labor, and exchange rates. In order to more accurately reflect the new cost structure inventory carrying amounts were reduced and cost of sales increased by approximately $300,000.


NOTE 14.       ACQUISITION AND JOINT VENTURE

On March 4, 1996, the Company completed an acquisition of three product lines from Ulster Scientific, Inc. (USI), a New York corporation. The acquisition was accounted for under the purchase method. USI was a wholesale distributor of medical supplies. The Company paid $248,000 cash, assumed $320,000 in supplier liabilities, and agreed to terms on a consulting and royalty contract with payments of 3 percent to 7 percent of certain Ulster sales over eight years and with minimum payments of $90,000 per year for the next five years. In addition, the Company issued 200,000 warrants to the seller, 150,000 of which are contingent upon future product sales. The Company acquired, in addition to inventory and equipment, the rights to sell Ulster product lines, trademarks, and other intangible assets. All intangibles are amortized over eight years.

NOTE 14.       ACQUISITION AND JOINT VENTURE (CONTINUED)

The proforma results of operations for the year ended December 31, 1995 as though the companies had been combined at the beginning of that period is as follows:

Net sales                                                       $   8,705,783
                                                                =============

Earnings before extraordinary item                              $     298,810
                                                                =============

Net earnings                                                    $     532,050
                                                                =============

Weighted average number of common and
 common equivalent shares outstanding:
        Primary                                                 $   2,611,418
        Fully diluted                                               2,743,659

Net earnings per common and
    common equivalent share-
    primary:
        Before extraordinary
           item                                                           .11
        Extraordinary gain                                                .09
                                                              ---------------
           Net earnings                                       $           .20
                                                              ===============

Net earnings per common and
    common equivalent share-
    fully diluted:
        Before extraordinary
           item                                               $           .11
        Extraordinary gain                                                .08
                                                              ---------------
           Net earnings                                       $           .19
                                                              ===============


In 1996, the Company formed a joint venture with Serral, SADECV, a Mexican Corporation, to produce needles. The joint venture is formed as an equal partnership. Each partner will retain ownership of the equipment it provides. As of December 31, 1996, the joint venture was not yet active.


NOTE 15.       SUBSEQUENT EVENTS

On January 9, 1997, the Company became the majority shareholder in a new joint manufacturing venture based in Cochin, India. The venture, which will manufacture syringes, hypodermic needles, and related products, has acquired the basic equipment required for the process, as well as a 22,000 square-foot facility which is being renovated and is to be operational by mid-1997. The venture will market the products through Lukens and the three minority shareholders who are all current distribution partners of Lukens in various parts of the world.

The Company's initial investment in the venture was $494,228. In addition, the Company has issued a standby guaranty of the venture's $360,000 two-year term note payable to a bank.

Two outside directors have committed to loan up to $1 million to the Company. The funds will be used for continued expansion of its recently-acquired India facility. Terms of the loan include an interest rate of 10 percent, and issuance of up to 100,000 warrants to purchase common stock of Lukens Medical Corporation at an exercise price of $8.25 per share.

In February 1997, the Company received 510K clearance from the FDA for its new synthetic absorbable suture material. The new suture will be marketed worldwide and is heavily used in gynecology, orthopedics and general surgery.

On March 25, 1997, the Company signed a letter of intent to acquire 100 percent of Pro-Tec Containers, Inc. of Sanford, Florida. The letter of intent outlines general terms and conditions of the transaction, which will be a reverse triangular merger of Pro-Tec and a newly formed subsidiary of Lukens. Consideration will be $250,000 cash and $1,300,000 in Lukens common stock at closing, with closing scheduled within 45 days.

Pro-Tec specializes in the manufacture and marketing of containers for used needles, scalpel blades, and other sharp items used by healthcare professionals. Pro-Tec had revenues of approximately $1.3 million in 1996. The Company feels the products will fit well with their existing lines, the use of which generates the need for Pro-Tec's products. While the two companies share many common customers and distribution channels, Lukens plans to expand distribution of the Pro-Tec products into its overseas markets as well.


NOTE 16.       MANAGEMENT'S PLANS FOR FUTURE OPERATIONS       (UNAUDITED)

The Company produced net earnings for 1995 and 1996. However, to remain viable as a going concern, it must achieve profitability from operations consistently in the future. The Company's acquisition of three product lines from Ulster Scientific, Inc., its recent joint venture and the Pro-Tec acquisition, provide an opportunity to increase revenues. There can be no assurance that the Company's efforts will be successful or that existing inventory can be sold on favorable terms.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LUKENS MEDICAL CORPORATION


                                   By:  /s/ Robert S. Huffstodt
                                        --------------------------------------
                                        Robert S. Huffstodt, President

                                   Date:  March 28, 1997

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE AND TITLE                                     DATE
         -------------------                                     ----


/s/ Robert S. Huffstodt                                     March 28, 1997
----------------------------------------------
Robert S. Huffstodt
Chairman of the Board of Directors, President and
Chief Executive Officer (Principal Executive Officer)


/s/ Robert S. Huffstodt                                    March 28, 1997
----------------------------------------------
Robert S. Huffstodt
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)


/s/ John H. Robinson                                       March 28, 1997
----------------------------------------------
John H. Robinson
Director


/s/ Robert L. Priddy                                       March 28, 1997
----------------------------------------------
Robert L. Priddy
Director


                                                   EXHIBIT INDEX
Exhibit No.       Description                                                                                             Page #
3.1               Certificate of Incorporation of the Registrant, as amended (1)

3.2               Form of Certificate of Amendment of Certificate of Incorporation (1)

3.3               Form of Amended and Restated Bylaws of the Registrant (1)

10.1              1988 Amended and Restated Stock Option Plan (1)

10.2              1992 Stock Option Plan (1)

10.3*             Exclusive Distributorship Agreement between the Registrant and Meadox Medicals, Inc. (1)

10.4*             Exclusive Distributorship Agreement between the Registrant and Cottrell Limited (1)

10.5*             Exclusive Distributorship Agreement between the Registrant and Convergenza, as amended (1)

10.6*             Exclusive Distributorship Agreement between the Registrant and HP - medica GmbH (1)

10.7              Business Loan and Security Agreement among the Registrant, Lukens Corporation - New Mexico and Sunwest
                  Bank of Albuquerque, N.A., as amended (1)

10.8              Form of Indemnity Agreement (1)

10.9              Employment Agreement between the Registrant and James A. Wimbush (1)

10.10             Employment  Agreements  between the Registrant and each of Steven J.  Schroeder,  Robert S. Huffstodt,
                  Scott Henderson and Donald E. Lawson (1)

10.11*            Collaborative  Development Agreement between the Registrant and Medisorb  Technologies  International,
                  L.P. (1)

10.12             Lease for Registrant's facility (1)

10.13             Form of Consulting Agreement between the Registrant and Commonwealth Associates, Inc.(1)

10.14*            Exclusive Distributorship Agreement between the Registrant and Core Dynamics, Inc. (3)

10.15             Consulting Agreement between the Registrant and Kronenthal Associates (3)

10.16*            Exclusive Patent License Agreement between the Registrant and Innovative Surgical Technology, Inc. (4)

10.17             Agreement,  dated November 19, 1992, between Sunwest Bank of Albuquerque,  National  Association,  and
                  Lukens Medical  Corporation,  a New Mexico  corporation,  together with  promissory  note, as amended, security agreements and mortgages executed pursuant thereto (5)

10.18*            Amendment  No. 1, dated as of May 17, 1994, to Exclusive  Patent  License  Agreement,  dated August 9,
                  1993,  between  Lukens  Medical  Corporation,  a  New  Mexico  corporation,  and  Innovative  Surgical
                  Technology, Inc. (5)






10.19*            Manufacturing  Agreement,  dated May 26,  1994,  between the  Registrant  and West Texas  Engineering,
                  Inc.(5)

10.20*            Supply Agreement,  dated June 29, 1994, between Lukens Medical Corporation,  a New Mexico corporation, and Farnam Companies, Inc. d.b.a. Veterinary Products Laboratories (5)

10.21             Business Loan and Security Agreement,  dated July 27, 1994 (the "Sunwest Loan Agreement"),  as amended pursuant to the Third Amendment  thereto,  dated as of January 31, 1995, among the Registrant,  Lukens
                  Medical  Corporation (a New Mexico corporation  formerly known as Lukens Corporation) and Sunwest Bank of  Albuquerque,  N.A.,  together with promissory  notes,  guaranty and security  agreements  executed pursuant thereto (5)

10.22*            Exclusive  Distribution  Agreement,  dated October 7, 1994, between Lukens Medical Corporation,  a New
                  Mexico corporation, and Dentsply International Inc. (5)

10.23             Amendment No. 3, dated as of November 2, 1994, to 1992 Stock Option Plan (5)

10.24*            Supplier/Distributor  Agreement,  dated November 14, 1994, between Lukens Medical  Corporation,  a New
                  Mexico corporation, and Henry Schein, Inc. (5)

10.25             Amendment No. 4, dated as of January 3, 1995, to 1992 Stock Option Plan (5)

10.26             Promissory  Note of the  Company to John H.  Robinson,  dated as of April 13,  1995,  in the  original principal amount of $400,000; Commitment letter of John H. Robinson, dated as of April 13, 1995. (5)

10.27             Warrant, dated as of April 13, 1995, granted by Lukens Medical Corporation, a Delaware corporation, to
                  John H. Robinson.

10.28             Lease for the Facility,  dated July 14, 1995,  between Rio Rancho  Public  Schools,  as landlord,  and
                  Lukens Medical Corporation, as tenant.

10.29             Fourth  Amendment,  Fifth  Amendment,  Sixth  Amendment  and Seventh  Amendment  to the  Sunwest  Loan
                  Agreement, dated April 10, 1995, April 28, 1995, July 14, 1995 and December 31, 1995, respectively.

10.30             Promissory  Notes of the  Company to Sunwest  Bank of  Albuquerque,  N.A.  relating  to certain  loans guaranteed by the U.S. Small Business  Administration,  in the original principal amounts of $150,000,
                  $500,000  and  $420,000,  dated as of October  31,  1995,  October  31, 1995 and  February  15,  1996,
                  respectively, and related Loan and Security Agreements.

10.31             Promissory  Note of the Company to John H.  Robinson,  dated as of September 11, 1996, in the original principal amount of $250,000; Promissory Note of the Company to John H. Robinson, dated as of March 5,
                  1996, in the original principal amount of $400,000

10.32             Distribution  Agreement,  dated as of March 5, 1996, by and between  Guest  Elchrom  Scientific AG and
                  Lukens Medical Corporation, a New Mexico corporation.

10.33             Agreement of Purchase and Sale of Assets,  dated as of March 4, 1996 by and among the Company,  Ulster
                  Scientific, Inc. and Peter F. Lordi, Jr. (6)

10.34             Lease Agreement,  dated as of March 5, 1996, between Ulster Scientific,  Inc., a New York corporation,
                  Peter F. Lordi, Jr. and Lukens Medical Corporation, a New Mexico corporation. (6)






10.35             Consulting  Agreement,  dated as of March 5, 1996,  between  Peter F.  Lordi,  Jr. and Lukens  Medical
                  Corporation, a New Mexico corporation. (6)

10.36             Warrant, dated as of March 5, 1996, granted by Lukens Medical Corporation, a Delaware corporation,  to
                  Peter F. Lordi, Jr. (6)

10.37             Lease between Kenneth I. White, as landlord, and Lukens Medical Corporation,  as tenant, dated May 31,
                  1996. (7)

10.38             Joint Venture/Stockholders'  Agreement, dated as of February 21, 1997, between Lukens Medical Products
                  Private Limited and the stockholders of the compnay listed on the signature page thereto.

10.39             Letter  Agreement,  dated as of February 28, 1997,  between  Lukens  Medical  Corporation  and John H.
                  Robinson;  Promissory  Note of Lukens  Medical  Corporation  dated as of February  28, 1997 to John H.
                  Robinson in the amount of $150,000;  and Warrant Agreement between Lukens Medical Corporation and John
                  H. Robinson, dated as of February 28, 1997.

10.40             Letter  Agreement,  dated as of February 28, 1997,  between Lukens Medical  Corporation  and Robert L.
                  Priddy;  Promissory  Note of Lukens  Medical  Corporation  dated as of February  28, 1997 to Robert L.
                  Priddy in the amount of $150,000;  and Warrant Agreement between Lukens Medical Corporation and Robert
                  L. Priddy, dated as of February 28, 1997.

21                Subsidiaries

23                Consent of Neff & Company

27                Financial Data Schedule

----------

(1) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-46466) and are incorporated herein by reference.

(2) This exhibit was filed with the Company's Amendment No. 1 to its Current Report on Form 8-K dated July 17, 1992 and is incorporated herein by reference.

(3) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992 and are incorporated herein by reference.

(4) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and are incorporated herein by reference.

(5) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and are incorporated herein by reference.

(6) These exhibits were filed as exhibits to the Company's Current Report on Form 8-K filed on March 18, 1996, and are incorporated herein by reference.

(7) This exhibit was filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and is incorporated herein by reference.

* Confidential treatment has been granted with respect to portions of these exhibits.