Form 10QSB
period 1997-03-31
LUKENS MEDICAL CORP
filed 1997-05-15
CIK 857802

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

                                   --------

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                            March 31, 1997
For the quarterly period ended ................................................
                                      or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................to ...........................

                                    1-11109
Commission File Number ........................................................

                          Lukens Medical Corporation
 ...............................................................................
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

                                                            (505) 342-9638
Issuer's telephone number, including area code ................................

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

             Class                           Outstanding at March 31, 1997
 ..................................         .................................
   Common Stock, $.01 Par Value                      2,731,988 Shares

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



                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                       (Unaudited)             Audited
                                                                                        March  31,           December 31,
                      Assets                                                               1997                  1996
                      ------                                                       -----------------     -----------------
Current Assets:
        Cash and cash equivalents                                                  $        174,110      $        878,090
        Accounts receivable, net of allowance
                for doubtful accounts of $5,790                                           2,120,064             1,901,947
        Inventory (Note 2)                                                                5,526,873             5,565,210
        Prepaid expenses                                                                    109,139                34,290
                                                                                   -----------------     -----------------
                        Total current assets                                              7,930,186             8,379,537

Land, building and equipment, net of accumulated depreciation
        of $1,440,389 at March 31, and $1,358,081 at December 31                          2,012,081             2,062,842

Intangible assets, net of accumulated amortization of
        $1,009,220 at March 31, and $966,065 at December 31                               1,078,245             1,098,487

Investment in Joint Venture                                                                 583,689                     0

Other assets                                                                                344,900               261,294
                                                                                   -----------------     -----------------
                        Total assets                                               $     11,949,101      $     11,802,160
                                                                                   =================     =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
        Accounts payable                                                           $      1,392,457      $      1,406,243
        Accrued liabilities                                                                 227,673                62,139
        Current maturities of long-term debt and
                capital leases                                                            2,056,001             2,042,016
                                                                                   -----------------     -----------------
                        Total current liabilities                                         3,676,131             3,510,398

Long-term debt, excluding current maturities                                                500,451               796,446

Stockholder payable and accrued interest                                                  1,183,408             1,157,408

Obligations under capital leases, excluding
        excluding current maturities                                                         44,030                59,378
                                                                                   -----------------     -----------------
                        Total liabilities                                                 5,404,020             5,523,630

Stockholders' equity:
        Common stock, $.01 par value, authorized
                20,000,000 shares: issued and outstanding
                2,731,988 shares                                                             27,425                27,320
        Additional paid-in capital                                                       17,227,001            17,213,952
        Accumulated deficit                                                             (10,709,345)          (10,962,742)
                                                                                   -----------------     -----------------
                        Total stockholders' equity                                        6,545,081             6,278,530
                                                                                   -----------------     -----------------

                                Total liabilities and stockholders' equity         $     11,949,101      $     11,802,160
                                                                                   =================     =================

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   UNAUDITED
                                   ---------

                                                                     Three Months Ended
                                                                          March 31,

                                                                  1997                1996
                                                             --------------      --------------
Sales                                                        $   2,403,939       $   1,544,563
Cost of sales                                                    1,638,284           1,078,933
                                                             --------------      --------------

        Gross profit                                               765,655             465,630
                                                             --------------      --------------

Selling expenses                                                   228,374             100,717
General and administrative expenses                                218,758             218,556
Research and development expenses                                   12,020              36,860
                                                             --------------      --------------
             Total operating expenses                              459,152             356,132
                                                             --------------      --------------
        Earnings (loss) from operations                            306,503             109,498
                                                             --------------      --------------
Other income (expense):
        Interest income                                              1,860               2,729
        Interest expense                                           (53,466)            (21,446)
        Other, net                                                  (1,500)             13,085
                                                             --------------      --------------
             Total other (expense) income                          (53,106)             (5,633)
                                                             --------------      --------------
             Earnings (loss) before income taxes                   253,397             103,865

Income tax expense (note 3)                                           -                   -
                                                             --------------      --------------
             Net earnings (loss)                             $      253,397      $     103,865
                                                             ==============      ==============
Weighted average number of common and common
        equivalent shares outstanding                            3,315,737           2,890,351
                                                             ==============      ==============
Earnings (loss) per common and common
        equivalent share:                                    $        0.08       $        0.04
                                                             ==============      ==============


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                   UNAUDITED
                                   ---------

                                                                                            Three months
                                                                                           Ended March 31,

                                                                                       1997              1996
                                                                                   ------------      ------------
Cash flows from operations:
   Net earnings (loss)                                                             $  253,397        $  103,865
   Adjustments to reconcile net earnings (loss)
      to cash provided (used) by operating activities:
          Depreciation                                                                 82,309            52,495
          Amortization of intangible assets                                            37,049           121,708
      Changes in current assets and liabilities:
          Accounts receivable                                                        (218,117)           75,658
          Inventory                                                                    38,337           (63,395)
          Prepaid expenses                                                            (74,849)          (10,211)
          Accounts payable                                                            (13,786)          (74,283)
          Accrued liabilities                                                         165,534            85,383
      Change in other assets                                                          (83,606)          (55,504)
                                                                                   ------------      ------------
               Net cash provided (used) by operating activities                       186,268           235,716
                                                                                   ------------      ------------

Cash flows from investing activities:
   Purchase of plant and equipment                                                    (31,547)          (51,721)
   Payments for intangible assets                                                     (22,913)         (576,518)
   Investment in Joint Venture                                                       (583,689)                -
                                                                                   ------------      ------------
               Net cash used in investing activities                                 (638,149)         (628,239)
                                                                                   ------------      ------------

Cash flows from financing activities:
   Borrowings on long-term debt & obligations under capital leases                   (239,470)          500,000
   Principal payments on long-term debt & obligations under capital leases            (25,783)          (27,344)
   Issuance of Common Stock                                                            13,154                 -
                                                                                   ------------      ------------

               Net cash (used) provided in financing activities                      (252,099)          472,656
                                                                                   ------------      ------------

               Net (decrease) increase in cash and cash equivalents                  (703,980)           80,133

Cash and cash equivalents at beginning of period                                      878,090            39,049
                                                                                   ============      ============

Cash and cash equivalents at end of period                                         $  174,110        $  119,182
                                                                                   ============      ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                          LUKENS MEDICAL CORPORATION

                  Notes to Consolidated Financial Statements
                                March 31, 1997
                                  (unaudited)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the three-month period ended March 31, 1997 and 1996. The accounting policies followed by the Company are set forth in note (1) of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "1996 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Inventory
     ---------

     Inventory consists of the following components at:

                             March 31       December 31
                               1997            1996
                            ----------      -----------
     Raw Materials          $2,400,286        2,767,214
     Work-in-Process         1,712,463        1,419,685
     Finished Goods          1,414,124        1,378,311
                            ----------       ----------
                            $5,526,873       $5,565,210
                            ==========       ==========

(3)  Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes.

Components of the net deferred income tax asset at December 31, 1996 are as follows:

Deferred income tax assets:
Resulting from net operating
  loss carryforwards                            $ 3,845,000
Carryforward of capital loss                    $   105,000
Carryforward credit from
  increasing research
  activities                                    $   105,000
Other                                           $   264,000
                                                -----------
                                                $ 4,319,000

Deferred income tax liabilities:
  Depreciation and other
  basis differences                             $   (75,000)
                                                -----------
Net deferred tax asset before
  valuation allowance                           $ 4,244,000
Valuation allowance                             $(4,244,000)
Net deferred income tax asset                   $     -0-
                                                ===========

The Company conducts a periodic evaluation of its valuation allowance. Factors considered in the evaluation include recent demonstrable future earnings, the Company's liquidity and equity positions. For 1996, all deferred tax assets were reserved for in the valuation allowance given the Company's limited history of profitable operations.

There is no income tax payable at December 31, 1996 or at March 31, 1997 because of the usage of net operating loss carryforwards, which expire as follows:

              Approximate                       Increasing Research
             Net Operating                      Activities Book/Tax
           Loss Carryforward                          Credits
           -----------------                          -------

             State Loss    Federal Loss
              Amount         Amount           Tax Effect      Tax Effect
              ------         ------           ----------      ----------
1999         2,537,000         ---              122,000          3,800
2000            ---         2,056,000           699,000         37,200
2001            ---         1,835,000           624,000         37,500
2002            ---         1,132,000           385,000          1,400
2003         1,480,000      2,086,000           780,000         25,100
2004           315,000        390,000           148,000           ---
2005           161,000        278,000           102,000           ---
2006            ---            50,000            17,000           ---
2008            ---            88,000            30,000           ---
2009            ---         2,760,000           938,000           ---
            ----------    -----------        ----------       --------
            $4,493,000    $10,675,000        $3,845,000       $105,000
            ==========    ===========        ==========       ========

The capital loss carryforwards of approximately $271,000, tax effect of $105,000, expire in 1998.

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------

Three Months Ended March 31, 1997
---------------------------------

Sales increased approximately $860,000 or 56% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 due to revenue generated from the product lines acquired from Ulster Scientific, Inc. in March 1996 (the "Acquisition"), and due to increases in dental suture sales.

The gross margin percentage increased due to shifts in product mix, with the first quarter generating 32% margins compared to 30% last year. Selling expenses increased $128,000 to $228,000 for the 1997 quarter, versus $101,000 for the 1996 quarter. Approximately all of this increase was a result of the addition of sales personnel for new product lines purchased in the Acquisition. General and Administrative expenses were approximately the same for the 1997 and 1996 quarters, and R&D expenses decreased $25,000 to $12,000 for the 1997 quarter, versus $37,000 for the 1996 quarter. The decrease in R&D expenses reflects the completion of the PGA synthetic absorbable suture development project in the first quarter of 1997.

As a result of the foregoing, Income from Operations increased 180%, or $197,000, to $306,500 for the 1997 quarter versus Income from Operations of $109,500 for the same quarter in 1996.

Interest expense increased $32,000 from $21,500 in 1996 to $53,500 in 1997 due to an increase in net borrowings to finance the Acquisition in March 1996, and the investment in the India joint venture in January 1997.

As a result of the foregoing, the Company achieved a net profit for the quarter of $253,500, or $.08 per share, for 1997, compared to a net profit of $104,000, or $.04 per share, in 1996.

                        Liquidity and Capital Resources
                        -------------------------------

At March 31, 1997, the Company had cash and cash equivalents of $174,110 and working capital of $5,032,962.

In August 1996, the Company's lines of credit were renewed through August 31, 1997. As part of this renewal, the working capital line of credit was increased from $500,000 to $1,000,000, and the letter-of-credit line was increased from $700,000 to $1,500,000. As of March 31, 1997, the Company had drawn advances on the working capital line of $925,000, and there were approximately $772,000 in letters-of-credit outstanding relating to raw material purchases, and other general purposes, under the letter of credit line.

In February 1996, the Company received SBA approval for a new revolving working capital line of credit which allows the Company to draw up to $420,000 to finance labor costs and inventory purchases relating to U.S. Government contracts. At March 31, 1997, the balance due on this line was approximately $16,000, secured by proceeds from contracts in the same amount that were assigned to the bank.

The Company also has an SBA export working capital line-of-credit agreement, which provides working capital for export sales up to the lesser of (a) $350,000 or (b) 80 percent of the face amount of negotiated Letters of Credit issued for the benefit of the Company and delivered to the lender. At March 31, 1997, there was $15,000 outstanding under this line-of-credit agreement.

In March 1997, two outside directors committed to loan the Company $1,000,000. Terms of the loans include an interest rate of 10%, and issuance of up to 100,000 warrants to purchase common stock of the Company at an exercise price equal to the market price of common stock at the time of issuance. The funds will be used for continued expansion of Luken's recently acquired India facility, expansion of capacity for its new synthetic absorbable suture product, and for other acquisition-related activities. As of March 31, 1997, the aforementioned directors loaned the Company $150,000 each, for a total of $300,000 under such commitment and were issued 15,000 warrants each. As of May 13, 1997, an aggregate of $800,000 has been funded to the Company under such commitment.

On May 13, 1997 the Company acquired PRO-TEC Containers, Inc. of Sanford, Florida. PRO-TEC manufactures and markets a broad line of specialized containers for the disposal of used "sharps", such as needles and scalpel blades, and have been a pioneer in the industry for over 10 years. PRO-TEC was acquired for 200,000 shares of newly-issued Common Stock and approximately $380,000 in cash. The acquisition was effected by a merger with the result that PRO-TEC is now a wholly owned subsidiary of the Company. The acquisition will be accounted for under the "purchase" method and the combination will be reflected in the Quarter ended June 30, 1997.

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



                                         LUKENS MEDICAL CORPORATION



Date:  May 15, 1997                 By:    /s/ Robert S. Huffstodt
                                       ---------------------------------
                                           Robert S. Huffstodt
                                           President and Chief Executive Officer



Date:  May 15, 1997                 By:    /s/ Robert S. Huffstodt
                                       ---------------------------------
                                           Robert S. Huffstodt
                                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit                                                                Page #
-------                                                                ------

 27.00      Financial Data Schedule                                      13