Form 10QSB
period 1997-06-30
LUKENS MEDICAL CORP
filed 1997-08-14
CIK 857802

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
                             --------------------

 [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 1997
                              . . . . . . . . . . . . . . . . . . . . . . . . .
                                       or
 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . to . . . . . . . . . . .


Commission file number              1-11109
                      . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                           Lukens Medical Corporation
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
            (Exact name of registrant as specified in its charter.)

  Delaware                                              22-2429965
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

  3820 Academy Parkway North NE, Albuquerque, NM             87109
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    (Address of principal executive offices)               (Zip Code)



Issuer's telephone number, including area code         (505-342-9638)
                                               . . . . . . . . . . . . . . . .

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

              Class                               Outstanding at June 30, 1997
 . . . . . . . . . . . . . . . .                . . . . . . . . . . . . . . . . .
 Common Stock, $.01 par value                          2,998,571 shares

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                     Page
                                                                     ----

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets                            3

                Consolidated Statements of Operations                  4

                Consolidated Statements of Cash Flows                  5

                Notes to Consolidated Financial Statements           6-7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8-9

PART II OTHER INFORMATION

        Item 2. Changes in Securities                                 10

        Item 4. Submission of Matters to a Vote of Security Holders   11

        Item 6. Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                            12

EXHIBIT INDEX                                                         12

EXHIBITS                                                              13

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                              (Unaudited)      Audited
                                                                                June 30,     December 31,
                                   Assets                                         1997           1996
                                   ------                                    ------------    ------------


Current Assets:
      Cash and cash equivalents                                              $    107,502         878,090
      Accounts receivable, net of allowance
          for doubtful accounts of $5,790                                       2,641,703       1,901,947
      Inventory (Note 2)                                                        5,794,363       5,565,210
      Prepaid expenses                                                             48,608          34,290
                                                                             ------------    ------------
              Total current assets                                              8,592,176       8,379,537

Land, building and equipment, net of accumulated depreciation
      of $1,567,991 at June 30, and $1,358,081 at December 31                   3,097,160       2,062,842

Intangible assets, net of accumulated amortization of
      $1,048,267 at June 30, and $966,065 at December 31                        1,451,686       1,098,487
Investments in Joint Ventures                                                     943,941               0
Other assets                                                                      283,742         261,294
                                                                             ------------    ------------
              Total assets                                                     14,368,705    $ 11,802,160
                                                                             ============    ============


                               Liabilities and Stockholders' Equity
                               ------------------------------------
Current Liabilities:
      Accounts payable                                                          1,616,134    $  1,406,243
      Accrued liabilities                                                         102,915          62,139
      Current maturities of long-term debt and
          capital leases                                                        1,695,799       2,042,016
                                                                             ------------    ------------
              Total current liabilities                                         3,414,848       3,510,398

Long-term debt, excluding current maturities                                    2,454,542       1,953,854

Obligations under capital leases, excluding
          current maturities                                                       80,210          59,378
                                                                             ------------    ------------
              Total liabilities                                                 5,949,600       5,523,630

Stockholders' equity:
      Common stock, $.01 par value, authorized
          20,000,000 shares: issued and outstanding
          2,998,571 shares                                                         30,050          27,320
      Additional paid-in capital                                               18,822,609      17,213,952
      Accumulated deficit                                                     (10,433,554)    (10,962,742)
                                                                             ------------    ------------
              Total stockholders' equity                                        8,419,105       6,278,530
                                                                             ------------    ------------

                   Total liabilities and stockholders' equity                $ 14,368,705    $ 11,802,160
                                                                             ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                   -------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                    UNAUDITED
                                    ---------



                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,

                                                                1997              1996              1997               1996
                                                           ---------------   ---------------    --------------    ---------------

Sales                                                      $    2,329,859    $    2,362,938     $   4,733,798     $    3,907,501
Cost of sales                                                   1,524,609         1,633,942         3,162,893          2,712,875
                                                           ---------------   ---------------    --------------    ---------------

     Gross profit                                                 805,250           728,996         1,570,905          1,194,626
                                                           ---------------   ---------------    --------------    ---------------

Selling expenses                                                  200,656           164,382           429,030            265,099
General and administrative expenses                               254,880           231,935           473,638            450,491
Research and development expenses                                  12,881            36,011            24,901             72,871
                                                           ---------------   ---------------    --------------    ---------------
        Total operating expenses                                  468,416           432,328           927,569            788,461
                                                           ---------------   ---------------    --------------    ---------------
     Earnings from operations                                     336,834           296,668           643,336            406,165
                                                           ---------------   ---------------    --------------    ---------------

Other (expense) income:
     Interest income                                                2,011             1,403             3,871              4,132
     Interest expense                                             (68,941)          (30,115)         (122,407)           (51,561)
     Other, net                                                     5,888           (26,618)            4,388            (13,533)
                                                           ---------------   ---------------    --------------    ---------------
        Total other (expense) income                              (61,043)          (55,330)         (114,148)           (60,962)
                                                           ---------------   ---------------    --------------    ---------------
        Earnings (loss) before income taxes                       275,791           241,338           529,188            345,962

Income tax expense (note 3)                                        -                 -                  -                 -
                                                           ---------------   ---------------    --------------    ---------------

        Net earnings (loss)                                $      275,791    $      241,338     $     529,188     $      345,962
                                                           ===============   ===============    ==============    ===============

Weighted average number of common and common
     equivalent shares outstanding                              3,354,795         3,017,388         3,335,296          3,017,388
                                                           ===============   ===============    ==============    ===============



Income (loss) per common and common
     equivalent share:                                     $          0.08   $          0.08    $         0.16    $          0.11
                                                           ===============   ===============    ==============    ===============


                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    UNAUDITED
                                    ---------

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                  ---------------------------
                                                                                        1997          1996
                                                                                  -----------    ------------
Cash flows from operations:
      Net earnings (loss)                                                         $   529,188    $    345,203
      Adjustments to reconcile net earnings (loss)
          to cash provided (used) by operating activities:
              Depreciation                                                            209,910         132,030
              Amortization of intangible assets                                        82,202         169,680
          Changes in current assets and liabilities:
              Accounts receivable                                                    (739,756)       (267,030)
              Inventory                                                              (229,153)       (247,893)
              Prepaid expenses                                                        (14,310)        (43,629)
              Accounts payable                                                        209,891         183,337
              Accrued liabilities                                                      40,776         (25,176)
          Change in other assets                                                      (22,448)        (30,273)
                                                                                  -----------   -------------

                      Net cash provided (used) by operating activities                 66,300         216,249
                                                                                  -----------   -------------

Cash flows from investing activities:
      Purchase of plant and equipment                                              (1,244,228)       (198,114)
      Investments in Joint Ventures                                                  (943,941)             -
      Purchase of intangible assets                                                  (435,401)       (718,810)
                                                                                  -----------   -------------

                      Net cash used in investing activities                        (2,623,570)       (916,924)
                                                                                  -----------   -------------

Cash flows from financing activities:
      Proceeds from the issuance of common stock and equivalents                    1,611,477         237,500
      Borrowings on long-term debt & obligations under capital leases               1,175,303         625,283
      Principal payments on long-term debt & obligations under capital leases      (1,000,098)        (50,799)
                                                                                  -----------   -------------

                      Net cash provided by financing activities                     1,786,682         811,984
                                                                                  -----------   -------------

                      Net increase (decrease) in cash and cash equivalents           (770,588)        111,309

Cash and cash equivalents at beginning of period                                      878,090          39,049
                                                                                  ===========   =============

Cash and cash equivalents at end of period                                        $   107,502   $     150,358
                                                                                  ===========   =============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          LUKENS MEDICAL CORPORATION

                  Notes to Consolidated Financial Statements
                                 June 30, 1997
                                  (unaudited)

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the six-month periods ended June 30, 1997 and 1996. The accounting policies followed by the Company are set forth in note (1) of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "1996 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Inventory
     ---------

     Inventory consists of the following components at:


                              June 30,  December 31,
                                1997        1996
                             ---------- -----------
        Raw materials        $2,393,190  $2,767,214
        Work-in-process       1,842,594   1,419,685
        Finished goods        1,558,579   1,378,311
                             ----------  ----------
                             $5,794,363  $5,565,210
                             ==========  ==========

(3)  Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes.

Components of the net deferred income tax asset at December 31, 1996 are as follows:


Deferred income tax assets:
Resulting from net operating
    loss carryforwards              $  3,845,000
Carryforward of capital loss        $    105,000
Carryforward credit from
  Increasing research
    activities                      $    105,000
Other                               $    264,000
                                    ------------
                                    $  4,319,000
Deferred income tax liabilities:
  Depreciation and other
    basis differences               $    (75,000)
                                    ------------
Net deferred tax asset before
  valuation allowance               $  4,244,000
Valuation allowance                 $( 4,244,000)
Net deferred income tax asset       $       -0-
                                    ============

The Company conducts a periodic evaluation of its valuation allowance. Factors considered in the evaluation include recent demonstrable future earnings, the Company's liquidity and equity positions. For 1996, all deferred tax assets were reserved for in the valuation allowance given the Company's limited history of profitable operations.

There is no income tax payable at December 31, 1996 or at June 30, 1997 because of the usage of net operating loss carryforwards, which expire as follows:


            Approximate                                         Increasing Research
           Net Operating                                        Activities Book/Tax
         Loss Carryforward                                           Credits
         -----------------                                        ---------------
            State Loss         Federal Loss
              Amount              Amount         Tax Effect         Tax Effect
            ----------        ------------       ----------         ----------

1999        $2,537,000        $    -             $  122,000          $  3,800
2000            -               2,056,000           699,000            37,200
2001            -               1,835,000           624,000            37,500
2002            -               1,132,000           385,000             1,400
2003        1,480,000           2,086,000           780,000            25,100
2004          315,000             390,000           148,000             -
2005          161,000             278,000           102,000             -
2006            -                  50,000            17,000             -
2008            -                  88,000            30,000             -
2009            -               2,760,000           938,000             -
           ----------         -----------        ----------          --------
           $4,493,000         $10,675,000        $3,845,000          $105,000
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

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------

Three Months Ended June 30, 1997
--------------------------------

Sales were approximately level for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Increases in revenue attributable to increased exports and the acquisition by the Company of PRO-TEC Containers, Inc. ("PRO-TEC") in May, 1997 (the "PRO-TEC Acquisition") and the acquisition of Techsynt Lukens Ltd. ("Techsynt") also in May 1997 were offset by decreased sales to the U.S. Government. In the second quarter of 1996, the Company's sales to the U.S. Government were approximately $450,000. In the 1997 quarter, such sales were nil. (See "Sales to the U.S. Government" below.)

The gross margin percentage improved slightly due to shifts in product mix, with the second quarter generating 35% margins compared to 31% last year. Selling expenses increased $36,000 to $201,000 for the 1997 quarter, versus $165,000 for the 1996 quarter. This increase was a result of the addition of support personnel for new product lines purchased from Ulster Scientific, Inc. ("Ulster") in March 1996 and the PRO-TEC Acquisition. General and Administrative expenses and Research & Development expenses increased and decreased, respectively, in the 1997 quarter versus the 1996 quarter, with G&A up $23,000 to $255,000, and R&D reduced $24,000 to $12,000. The increase in G&A expense is mostly attributable to cost of living, while R&D has decreased due to the successful completion of the Company's synthetic absorbable suture project.

As a result of the above, Income from Operations increased 14%, or $40,000, to $337,000 for the 1997 quarter versus Income from Operations of $297,000 for the same quarter in 1996.

Interest expense increased $39,000 from $30,000 in 1997 to $69,000 in 1997 due to the net borrowings related to the various acquisitions.

As a result of the foregoing, and due to higher weighted average number of shares outstanding at June 30, 1997 versus June 30, 1996, the Company incurred a net profit for the quarter of $276,000, or $.08 per share, for 1997, compared to a net profit of $241,000, or $.08 per share, in 1996.

Six Months Ended June 30, 1997
------------------------------

Notwithstanding the decreased revenues to the U.S. Government, sales increased approximately $826,000, or 21% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996 due mainly to revenue generated from the product lines acquired from Ulster in March 1996 and the PRO-TEC and Techsynt acquisitions in May 1997.

Gross margins increased to 33% from 31% due to shifts in the product mix, yielding gross profits of $1,570,905 for the six months ended June 30, 1997, compared to $1,194,626 for the six months ended June 30, 1996. Total operating expenses increased $139,000 or 18% for the six months ended June 30, 1997 due, again, to increases in Sales and Administrative Staff resulting from the PRO-TEC and Ulster acquisitions. For the same reason, selling expenses increased $164,000 or 62% and G&A expenses increased $24,000 or 5%. R&D decreased by $48,000, or 67% due to the successful completion of the Company's synthetic absorbable suture project.

Interest expense increased $71,000 due to higher levels of borrowing related to its joint venture in India and the PRO-TEC and Techsynt acquisitions.

As a result of the foregoing, the Company incurred a net profit of $529,000 or $.16 per share, for the six months ended June 30, 1997 compared to a net profit of $345,000 or $.11 per share during the same period in 1996.

Sales to the U.S. Government.  During 1996, the department of the U.S.
----------------------------
Government responsible for procuring medical supplies, such as sutures, began purchasing the majority of such items outside the traditional bid system This trend has continued in 1997, with traditional bid activity almost ceasing. The Company has been successful over the last several years in obtaining substantial awards under the bid system, and has averaged approximately $600,000 in annual sales to the U.S. Government over the last five years. The new system, which incorporates local dealers called Prime Vendors, is less sensitive to price and more sensitive to the impact of a direct sales force. As a result of the foregoing, since the Company has only a limited sales force, it is unlikely that the Company will continue to meet or exceed its historical levels or generate significant new sales of its products to the U.S. Government in the future.

                        Liquidity and Capital Resources
                        -------------------------------

At June 30, 1997, the Company had cash and cash equivalents of $107,000 and working capital of $5,177,000.

In August 1997, the Company's lines of credit were renewed through August 31, 1998. As part of this renewal, the balance on the working capital line of credit was converted to a term loan, repayable over five years, and the letter-of-credit line was increased from $1,650,000 to $2,000,000. As of June 30, 1997, the Company had drawn advances on the working capital line of $1,000,000, and there were approximately $842,000 in letters-of-credit outstanding relating to raw material purchases and other general purposes, under the line of credit line. The bank refinancing also included a reduction in the Company's interest rate to .75 over prime from 1.0 over prime.

The Company also has an SBA export working capital line-of-credit agreement, which provides working capital for export sales up to the lesser of (a) $350,000 or (b) 80 percent of the face amount of negotiated Letters of Credit issued for the benefit of the Company and delivered to the Lender. At June 30, 1997, there was $50,000 outstanding under this line-of-credit agreement.

In February 1997, two outside directors (who are also substantial stockholders) committed to loan the Company $1,000,000. Terms of the loans include an interest rate of 10%, and issuance of up to 100,000 warrants to purchase common stock of the Company at an exercise price equal to the market price of common stock at the time of issuance. As of June 30, 1997, the aforementioned directors had loaned the Company $500,000 each, and were issued 50,000 warrants each. The funds have been used for continued expansion of Lukens' recently acquired

India facility, expansion of capacity for its new synthetic absorbable suture product, and for other acquisition-related activities.

On May 13, 1997, the Company acquired PRO-TEC. PRO-TEC manufacturers and markets a broad line of specialized containers for the disposal of used "sharps", such as needles and scalpel blades, and have been a pioneer in the industry for over ten years. PRO-TEC was acquired for 200,000 shares of newly-issued Common Stock and approximately $380,000 in cash. The acquisition was effected by a merger with the result that PRO-TEC is now a wholly-owned subsidiary of the Company. The acquisition has been accounted for under the "purchase" method.

On June 11, 1997, 65,000 warrants issued in May 1992 were exercised by an outside investor for $6.00 per share (the "1992 Warrants"). While the 1992 Warrants did not expire until May 1998, the Company offered as an inducement for exercise, 65,000 new warrants exercisable for two years at $4.50 per share. As of August 8, 1997, there are 435,000 of the 1992 Warrants still outstanding and exercisable for $6.00 per share.

In the past, the Company has been reliant upon two of its outside directors to finance the costs associated with certain acquisitions and to restructure certain indebtedness on terms favorable to the Company. There can be no assurance the such financing, or other third party or equity financing, will be available in the future or, if available, will be on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities
           ---------------------

        (c) (i) During the most recently completed quarter, the Company issued and sold the following equity securities:

                1. On May 12, 1997, the Company issued 200,000 shares of common stock to the sole stockholder of PRO-TEC in connection with the PRO-TEC Acquisition at a deemed valuation of approximately $1,200,000 (approximately $6.00 per share).

                2. In June, 1997, the Company issued a warrant to purchase 35,000 shares of common stock at an exercise price of $6.00 per share to each of its two outside directors in consideration of the making of a second tranche of a loan to the Company in the amount of $350,000 each (these two directors were each previously granted a warrant to purchase 15,000 shares of common stock in February in connection with the making of the first tranche of a loan to the Company in the amount of $150,000 each).

                3. On June 11, 1997, the Company issued 65,000 shares of common stock for an exercise price of $6.00 per share to an accredited investor in connection with the exercise of a warrant issued to such investor in May, 1992.

        (ii) All transactions described in this Item 2(c) were effected in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 4 (2) of the Securities Act on the basis that such transactions did not involve any public offering.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ending June 30, 1997.

     (a)  The date of the Meeting was June 6, 1997.

     (b) At the Meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                    FOR     AGAINST   WITHHELD
                                    ---     -------   --------

          Robert S. Huffstodt    2,632,918     ---      1,726
          John H. Robinson       2,631,318     ---      3,326
          Robert L. Priddy       2,620,795     ---     13,849

     (c) The only other matter acted on at the Meeting was the ratification of Neff & Company as the independent auditors of the Company.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits

          (i) Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed, except as follows:

          1. On May 21, 1997, the Company filed a report on Form 8-K to report the PRO-TEC acquisition.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LUKENS MEDICAL CORPORATION



Date:  August 15, 1997        By:   /s/ Robert S. Huffstodt
                                   ----------------------------------
                                   Robert S. Huffstodt
                                   President and Chief
                                   Executive Officer



Date:  August 15, 1997        By:  /s/ Robert S. Huffstodt
                                  ----------------------------------
                                  Robert S. Huffstodt
                                  Chief Financial Officer