Form 10QSB
period 1997-09-30
LUKENS MEDICAL CORP
filed 1997-11-14
CIK 857802

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

                                _________________

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997
                                      or
[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to _________________

                                    1-11109

Commission File Number__________________________________________________________

                          Lukens Medical Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

         Delaware                                          22-2429965
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

 3820 Academy Parkway North NE, Albuquerque, NM               87109
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code (505) 342-9638

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X         No __
       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at September 30, 1997
 ----------------------------                -----------------------------------
 Common Stock, $.01 Par Value                          3,009,001 Shares

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                      Page
                                                                      ----
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets                         3

                    Consolidated Statements of Operations               4

                    Consolidated Statements of Cash Flows               5

                    Notes to Consolidated Financial Statements        6-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     8-9

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Report on Form 8-K                   10

SIGNATURES                                                            11

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                         (Unaudited)               Audited
                                                                           June 30,              December 31,
                                 Assets                                     1997                     1996
                                 ------                                ---------------          ---------------
Current Assets:
  Cash and cash equivalents                                            $       97,193           $      878,090
  Accounts receivable, net of allowance
    for doubtful accounts of $5,790                                         2,558,414                1,901,947
  Inventory (Note 2)                                                        6,886,681                5,565,210
  Prepaid expenses                                                            221,580                   34,290
                                                                       ---------------          ---------------
      Total current assets                                                  9,763,868                8,379,537

Land, building and equipment, net of accumulated depreciation
  of $1,650,323 at September 30, and $1,358,081 at December 31              3,068,483                2,062,842

Intangible assets, net of accumulated amortization of
  $1,083,506 at September 30, and $966,065 at December 31                   1,528,848                1,098,487
Investments in Joint Ventures                                               1,147,574                        0
Other assets                                                                  261,544                  261,294
                                                                       ---------------          ---------------
      Total assets                                                     $   15,770,317           $   11,802,160
                                                                       ===============          ===============


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities:
  Accounts payable                                                     $    1,729,303           $    1,406,243
  Accrued liabilities                                                         147,056                   62,139
  Current maturities of long-term debt and
    capital leases                                                          1,862,799                2,042,016
                                                                       ---------------          ---------------
      Total current liabilities                                             3,739,158                3,510,398

Long-term debt, excluding current maturities                                3,389,542                1,953,854

Obligations under capital leases, excluding
    current maturities                                                         64,988                   59,378
                                                                       ---------------          ---------------
      Total liabilities                                                     7,193,688                5,523,630

Stockholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares: issued and outstanding
    3,009,001 shares                                                           30,144                   27,320
  Additional paid-in capital                                               18,847,276               17,213,952
  Accumulated deficit                                                     (10,300,791)             (10,962,742)
                                                                       ---------------          ---------------
      Total stockholders' equity                                            8,576,629                6,278,530
                                                                       ---------------          ---------------

        Total liabilities and stockholders' equity                     $   15,770,317           $   11,802,160
                                                                       ===============          ===============

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   UNAUDITED
                                   ---------

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,

                                                      1997              1996              1997               1996
                                                   -----------       -----------       -----------       -----------
Sales                                              $ 2,068,828       $ 2,236,282       $ 6,802,626       $ 6,143,783
Cost of sales                                        1,341,765         1,414,224         4,504,658         4,127,099
                                                   -----------       -----------       -----------       -----------

 Gross profit                                          727,063           822,058         2,297,968         2,016,684
                                                   -----------       -----------       -----------       -----------

Selling expenses                                       247,344           245,932           676,374           511,031
General and administrative expenses                    220,316           233,121           693,954           683,612
Research and development expenses                       14,197            35,748            39,098           108,619
                                                   -----------       -----------       -----------       -----------
  Total operating expenses                             481,857           514,801         1,409,426         1,303,262
                                                   -----------       -----------       -----------       -----------
 Earnings from operations                              245,206           307,257           888,542           713,422
                                                   -----------       -----------       -----------       -----------

Other (expense) income:
 Interest income                                           432             1,114             4,303             5,246
 Interest expense                                     (112,875)          (70,850)         (235,282)         (122,411)
 Other, net                                                  0            (8,377)            4,388           (21,910)
                                                   -----------       -----------       -----------       -----------
  Total other (expense) income                        (112,443)          (78,113)         (226,591)         (139,075)
                                                   -----------       -----------       -----------       -----------
  Earnings (loss) before income taxes                  132,763           229,144           661,951           574,347

Income tax expense (note 3)                                -                 -                 -               -
                                                   -----------       -----------       ----------        -----------

  Net earnings (loss)                              $   132,763       $   229,144       $   661,951       $   574,347
                                                   ===========       ===========       ===========       ===========

Weighted average number of common and common
 equivalent shares outstanding                       3,302,554         3,045,060         3,324,362         3,045,060
                                                   ===========       ===========       ===========       ===========

Income (loss) per common and common
 equivalent share:                                 $      0.04       $      0.08       $      0.20       $      0.19
                                                   ===========       ===========       ===========       ===========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                  LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                   UNAUDITED
                                   ---------

                                                                                Nine Months
                                                                              Ended September
                                                                      -----------------------------

                                                                          1997               1996
                                                                      -----------         ---------
Cash flows from operations:
  Net earnings (loss)                                                 $  661,951        $    574,347
  Adjustments to reconcile net earnings (loss)
    to cash provided (used) by operating activities:
      Depreciation                                                       292,242             194,476
      Amortization of intangible assets                                  117,441             220,186
    Changes in current assets and liabilities:
      Accounts receivable                                               (656,467)           (774,324)
      Inventory                                                       (1,321,471)           (557,332)
      Prepaid expenses                                                  (187,290)            (20,513)
      Accounts payable                                                   323,060             368,555
      Accrued liabilities                                                 84,927               9,636
    Change in other assets                                                  (250)            (37,102)
                                                                      -----------      --------------

         Net cash provided (used) by operating activities               (685,857)            (22,071)
                                                                      -----------      --------------

Cash flows from investing activities:
  Purchase of plant and equipment                                     (1,297,883)           (403,733)
  Investments in Joint Ventures                                       (1,147,574)                  -
  Purchase of intangible assets                                         (547,862)           (766,141)
                                                                      -----------      --------------

         Net cash used in investing activities                        (2,993,319)         (1,169,874)
                                                                      -----------      --------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock and equivalents           1,636,238             272,316
  Borrowings on long-term debt & obligations under capital leases      2,341,683           1,074,516
  Principal payments on long-term debt & obligations under capital    (1,079,642)            (78,737)
                                                                      -----------      --------------

         Net cash provided by financing activities                     2,898,279           1,268,095
                                                                      -----------      --------------

         Net increase (decrease) in cash and cash equivalents           (780,897)             76,150

Cash and cash equivalents at beginning of period                         878,090              39,049
                                                                      ===========      ==============

Cash and cash equivalents at end of period                            $   97,193        $    115,199
                                                                      ===========      ==============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                          LUKENS MEDICAL CORPORATION

                  Notes to Consolidated Financial Statements
                              September 30, 1997
                                  (unaudited)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, sharps containers, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the nine-month periods ended September 30, 1997 and 1996. The accounting policies followed by the Company are set forth in note (1) of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "1996 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Inventory
     ---------

     Inventory consists of the following components at:


                        September 30  December 31
                            1997         1996
                        ------------  -----------

     Raw Materials        $3,244,264   $2,767,214
     Work-in-Process       2,119,685    1,419,685
     Finished Goods        1,522,732    1,378,311
                          ----------   ----------
                          $6,886,681   $5,565,210
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

There is no income tax payable at December 31, 1996 or at September 30, 1997 because of the usage of net operating loss carryforwards, which expire as follows:

             Approximate                                  Increasing Research
            Net Operating                                 Activities Book/Tax
          Loss Carryforward                                    Credits
          -----------------                                   -------

              State Loss        Federal Loss
                Amount             Amount           Tax Effect         Tax Effect
                ------             ------           ----------         ----------
   1999       $2,537,000        $       ---        $  122,000         $  3,800
   2000              ---          2,056,000           699,000           37,200
   2001              ---          1,835,000           624,000           37,500
   2002              ---          1,132,000           385,000            1,400
   2003        1,480,000          2,086,000           780,000           25,100
   2004          315,000            390,000           148,000              ---
   2005          161,000            278,000           102,000              ---
   2006              ---             50,000            17,000              ---
   2008              ---             88,000            30,000              ---
   2009              ---          2,760,000           938,000              ---
              ----------        -----------        ----------
              $4,493,000        $10,675,000        $3,845,000         $105,000
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

Item 2.               Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------

Three Months Ended September 30, 1997
-------------------------------------

The decrease in the Company's overall sales in the current quarter is primarily due to decreased sales of the Company's suture products. Suture sales decreased approximately $171,000 or 7.5% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 due to lower sales of veterinary and other sutures. This in turn was aggravated by decreased productivity in the Company's primary suture manufacturing facility due to certain labor supply interruptions. Veterinary suture sales were also negatively affected by the delay in launching the Company's new monofilament synthetic absorbable suture due to a supplier's inability to provide suture raw material meeting the Company's specifications. Assuming this supply problem is rectified, the Company believes this launch will take place early in the first quarter of 1998. Additionally, non-suture sales were characterized by an increase in the sales of sharps containers sold under the PRO-TEC brand name, which increases were offset by decreases in sales of the Company's diagnostic products marketed under the Ulster Scientific brand name.

Gross margins were down to 36% on average from 37% in the 1996 quarter due to inefficiencies which resulted from certain labor interruptions which occurred in the Company's primary suture manufacturing facility. These issues have been addressed, and the relocation of certain manufacturing functions to another site is expected to result ultimately in lower per unit manufacturing costs. Gross profits as a whole were down by approximately $95,000 due to the margin reduction and the lower revenue figures.

Selling expenses and General & Administrative expenses were approximately equal for the two quarters, as overall staffing levels have not changed. R&D is down significantly to $15,000 from $36,000 in the 1996 quarter due to completion in January 1997 of the Company's project to develop and receive FDA clearance for its braided synthetic absorbable suture.

As a result of the foregoing, earnings from Operations decreased 20%, or $62,000, to $245,000 for the 1997 quarter versus earnings from Operations of $307,000 for the same quarter in 1996.

Interest expense increased $47,000 from $71,000 in 1996 to $117,000 in 1997 due to the increases in net borrowings to finance the acquisitions of PRO-TEC and Techsynt in May 1997.

As a result of the foregoing, the Company incurred a net profit for the quarter of $133,000, or $.04 per share, for 1997, compared to a net profit of $229,000, or $.08 per share, in 1996.

Nine Months Ended September 30, 1997
------------------------------------

Notwithstanding decreased revenues to the U.S. Government of $1 million during the first six months for the reason set forth below, sales increased approximately $658,000, or 11% for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, due primarily to revenue generated from the product lines acquired from Ulster in March 1996 and the PRO-TEC and Techsynt acquisitions in May 1997.

Gross margins increased to 34% from 33% due to shifts in the product mix, yielding gross profits of $2,298,000 for the nine months ended September 30, 1997, compared to $2,017,000 for the nine months ended September 30, 1996. Total operating expenses increased $175,000 or 24% for the nine months ended September 30, 1997 due to increases in sales and marketing staff resulting from the PRO-TEC and Ulster acquisitions. Research & Development decreased $70,000, or 65% due to the successful completion of the Company's synthetic absorbable suture project.

Interest expense increased $113,000 due to higher levels of borrowing related to its joint venture in India and the PRO-TEC and Techsynt acquisitions.

As a result of the foregoing, the Company incurred a net profit of $662,000 or $.20 per share, for the nine months ended September 30, 1997, compared to a net profit of $529,000 or $.19 per share during the same period in 1996.

Sales to the U.S. Government.  During 1996, the department of the U.S.
-----------------------------
Government responsible for procuring medical supplies, such as sutures, began purchasing the majority of such items outside the traditional bid system. This trend has continued in 1997, with traditional bid activity almost ceasing. The Company had been successful over the last several years in obtaining substantial awards under the bid system, with revenues of $1,000,000 in 1997 and $600,000 in 1996 from the Government. There have now been virtually no U.S. Government sales for approximately one year. The new system, which incorporates local dealers called Prime Vendors, is less sensitive to price and more sensitive to the impact of a direct sales force. As a result of the foregoing, since the Company has only a limited sales force, it is unlikely that the Company will generate significant sales of its products to the U.S. Government in the future.

                        Liquidity and Capital Resources
                        -------------------------------

At September 30, 1997, the Company had cash and cash equivalents of $97,000 and working capital of $6,025,000.

In August 1997, the Company's lines of credit were renewed through August 31, 1998. As part of this renewal, the balance on the working capital line of credit was converted to a term loan, repayable over five years, and the letter-of-credit line was increased from $1,650,000 to $2,000,000. In September, the Company further amended and re-balanced its working capital and letter of credit lines to allow $1,750,000 in working capital and $1,250,000 in letters of credit. As of September 30, 1997, the Company had outstanding advances on the working capital line of $1,150,000, and there were approximately $929,851 in letters-of-credit outstanding relating to raw material purchases and other general purposes, under the letter of credit line. The bank refinancing also included a reduction in the Company's interest rate to .75 over prime from 1.0 over prime.

The Company also has an SBA export working capital line-of-credit agreement, which provides working capital for export sales up to the lesser of (a) $350,000 or (b) 80 percent of the face amount of negotiated Letters of Credit issued for the benefit of the Borrower and delivered to Lender. At September 30, 1997, there was $68,000 outstanding under this line-of-credit agreement.

In February 1997, two outside directors (who are also substantial stockholders) committed to loan the Company $1,000,000. Terms of the loans include an interest rate of 10%, and issuance of up to 100,000 warrants to purchase common stock of the Company at an exercise price equal to the market price of common stock at the time of issuance. As of June 30, 1997, the aforementioned directors had loaned the Company $500,000 each, and were issued 50,000 warrants each. The funds have been used for continued expansion of Lukens' recently acquired India facility, expansion of capacity for its new synthetic absorbable suture product, and acquisition-related activities.


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



                                   LUKENS MEDICAL CORPORATION



Date:  November 13, 1996           By: /s/ Robert S. Huffstodt
                                      -----------------------------------------
                                        Robert S. Huffstodt
                                        President and Chief Executive Officer



Date:  November 13, 1996           By: /s/ Robert S. Huffstodt
                                      -----------------------------------------
                                        Robert S. Huffstodt
                                        Chief Financial Officer