Form 10QSB/A
period 1997-09-30
LUKENS MEDICAL CORP
filed 1997-11-14
CIK 857802

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



                                   LUKENS MEDICAL CORPORATION



Date:  November 13, 1997           By: /s/ Robert S. Huffstodt
                                      -----------------------------------------
                                        Robert S. Huffstodt
                                        President and Chief Executive Officer



Date:  November 13, 1997           By: /s/ Robert S. Huffstodt
                                      -----------------------------------------
                                        Robert S. Huffstodt
                                        Chief Financial Officer