Form 10KSB
period 1997-12-31
LUKENS MEDICAL CORP
filed 1998-03-31
CIK 857802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                  Commission File No.         1-11109

                           LUKENS MEDICAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                    22-2429965
     -----------------------------                    -----------------------
     (State or other jurisdiction                         (IRS Employer
           of incorporation)                           Identification Number)


          3820 Academy Parkway North NE
          Albuquerque, New Mexico                                       87109
          -----------------------                                       -----
     (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including are code      (505) 342-9638
                                              -----------------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
  Common Stock, $.01 par value                   Pacific Stock Exchange


Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $8,618,863.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 25, 1998: $7,002,820. In determining the market value of voting stock held by non-affiliates, share of Common Stock of the registrant beneficially owned by directors, officers and holders or more than 10% of the outstanding shares of Common Stock of the registrant have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other persons.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 1998: 3,043,359 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Items 9, 10, 11 and 12          Included  in  the   Company's   Proxy
                                           Statement   to  be  filed   with  the
                                           Securities  and  Exchange  Commission
                                           prior to April 30, 1998.

Part III - Certain  exhibits  listed
in response to Item 13(a)                  Included in prior  filings made under
                                           the   Securities   Act  of  1933,  as
                                           amended,  and the Securities Exchange
                                           Act of 1934, as amended.

Transitional Small Business Disclosure Format:  Yes           No   X
                                                     -----       -----

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

     Lukens Medical Corporation (the "Company") was incorporated under the laws of the State of New Jersey on December 27, 1982 and operated under the name Gyneco, Inc. until 1987 when it was renamed Lukens Corporation -- New Jersey. On April 27, 1988, the Company reorganized in the State of Delaware by merger with and into its Delaware wholly-owned subsidiary, Lukens Medical Corporation. All references to the Company herein include the operations of the Company's wholly-owned subsidiaries. The Company's executive offices are located at 3820 Academy Parkway North NE, Albuquerque, New Mexico 87109 and its telephone number is (505) 342-9638.

     The Company has been engaged since 1906 in the design, development, manufacturing and marketing of wound closure products for use in the medical industry, including, without limitation, suture products and bone wax suture products include sutures (a product consisting of suture material attached to a surgical needle) and ligatures (suture material not attached to a surgical needle). Suture materials are made from silk, catgut and other similar materials. Bone wax is a product used to temporarily seal severed bones during surgery. The Company markets its products for general surgery applications, including for use in oral and veterinary surgery, and for specialty surgery applications, including for use in plastic, ophthalmic and cardiovascular surgery.

     In March 1996, the Company, through a wholly-owned subsidiary, acquired assets constituting the following three product lines of Ulster Scientific, Inc. ("Ulster") of New Paltz, New York (the "Ulster Acquisition"): (i) lancets, including needles and accessories, (ii) dispettes and (iii) infection control kits (collectively referred to herein as the "Ulster Product Lines"). Lancets are finger-prick devices used to draw small amounts of blood, primarily to test glucose levels. Dispettes are disposable diagnostic devices used primarily in physicians' offices to test blood. Infection control kits contain various items used in medical and scientific facilities to clean up blood and other bodily fluid spills. Approximately 30% of the Company's revenues for the fiscal year ended December 31, 1997 are attributable to the sale of such products. For a further description of these Ulster Product Lines, see "Ulster Product Lines."

     In January 1997, the Company entered into a new joint venture with certain of its international distribution partners to manufacture hypodermic needles, and other medical products for distribution worldwide (the "India Joint Venture"). As part of the transaction, the joint venture acquired a modern, fully-equipped 22,000 square foot plant in the Cochin Export Zone in Southern India. See "India Joint Venture."

     In May 1997, the Company acquired a new subsidiary, Pro-Tec Containers, Inc. ("Pro-Tec") of Sanford, Florida (the "Pro-Tec Acquisition"). Pro-Tec manufactures and markets a line of sharps disposal containers which are used by health care providers for safe disposal of used "sharps," such as hypodermic needles, scalpels, blades, lancets, and suture needles (the "Pro-Tec Product Lines"). Approximately 8% of the Company's revenues for the fiscal year ended December 31, 1997 are derived from the sale of such products. For a further description of these Pro-Tec Product Lines, see "Pro-Tec Product Lines."

     Also in May 1997, the Company acquired a 51% interest in its Brazilian-based distributor, Techsynt, which then changed its name to Techsynt Lukens Ltd. ("Techsynt"). Techsynt is engaged primarily in the manufacture and marketing of sutures for the Brazilian market, although it is anticipated that Techsynt will eventually export sutures to selected other markets worldwide, and will market certain of the Company's other products where the local market is suitable. Techsynt did not commence operations until October 1, 1997, and therefore did not contribute significant revenues or earnings for the fiscal year ended December 31, 1997.

PRODUCTS

     SUTURE PRODUCTS. During 1997, the surgical suture industry represented in excess of $2.4 billion of the overall disposable surgical product industry, approximately 60% of which represented the international market and 40% of which represented the domestic market. Surgical suture products are comprised of two principal categories: (i) general surgical suture products, and (ii) specialty surgical suture products. Differentiating the categories are the physical properties of the surgical needle such as size, sharpness and ductility, the type of suture material used, as well as packaging and cost. The Company designs, develops, manufactures and markets suture products for both general and specialty surgery uses.

     The Company's general surgical suture products are comprised of approximately 250 standard products and approximately 3,000 additional products which the Company is capable of providing to meet the specifications of particular surgeons and practitioners. General surgical sutures primarily include standard needles. The Company designs, develops, manufactures and markets suture products that cover a broad spectrum of surgical categories, including, without limitation, general, ob-gyn, urology, orthopedic, oral and veterinary surgery, all of which generally utilize the same types of needles and suture materials. The Company markets and sells its full line of general surgical suture products worldwide. See "Sales, Marketing and Customers."

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

     Laser-drilled needles are manufactured for the Company by independent suppliers in accordance with the Company's specifications using 300 Series stainless steel, an alloy which is more corrosion resistant than the materials from which standard needles are generally made. This special alloy of stainless steel also enables the Company's needles to remain sharper than standard needles after repeated passes through tissue. In addition, as a result of using the 300 Series stainless steel, the Company's laser-drilled needles are also less brittle and more ductile than standard needles. The Company relies on the confidential treatment of its proprietary needle design specifications by its suppliers. See "Suppliers," "Competition" and "Patent and Proprietary Rights." The Company markets and sells its full line of specialty surgical products worldwide. See "Sales, Marketing and Customers."

     BONE WAX. The Company believes it is one of only three companies in the United States that sells, and has the approval of the Food and Drug Administration (the "FDA") to manufacture and market, bone wax. Bone wax is used to temporarily seal severed bones during surgery. The Company manufactures its bone wax primarily from bees wax. Although the total worldwide bone wax market is relatively small (estimated by the Company to be approximately $7 to $10 million annually), gross margins in this area are relatively high. The Company sells bone wax worldwide.

ULSTER PRODUCT LINES

     The Company's Ulster Product Lines are as follows:

     LANCETS, NEEDLES AND ACCESSORIES. The Company markets a broad range of blood lancet-type devices, including general purpose style, safety style and automatic single-use style. The target markets for lancets include hospitals, nursing homes, doctors' offices, industrial establishments and the home-use market. Blood lancing-type devices are used for several purposes, including routine lab testing, diabetic monitoring, and cholesterol monitoring.

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

     INFECTION CONTROL KITS. Infection control kits contain various items used in medical and scientific facilities to clean up blood and other bodily fluid spills. The infection control clean-up kits are marketing by the Company under the "BASKIT" name. Under the Occupational Safety and Health Act (OSHA), safety spill clean up kits, such as the one marketed by the Company, are required to be maintained in any facility working with blood and other bodily fluids, including, without limitation, hospitals, laboratories, doctors offices and ambulances.

     With the exception of certain raw materials produced in the Company's Indian facility (see India Joint Venture), the Company does not manufacture any of the products in the Ulster Product Lines. The Company purchases these products under agreements with certain suppliers and, following sterilization and packaging, resells the products to other medical supply distributors and end-users. See "Suppliers."

PRO-TEC PRODUCT LINES

     In May 1997, in connection with the Pro-Tec Acquisition, the Company acquired and began selling the products in the Pro-Tec Product Lines. The Pro-Tec Product Lines consists of sharps disposal containers which are used by health care providers for safe disposal of used "sharps," such as hypodermic needles, scalpels, blades, lancets, and suture needles. These products are available in a variety of sizes and configurations to suit both the hospital-based and office-based healthcare market segments. All of the products in the Pro-Tec Product Lines are manufactured and shipped by outside contractors.

NEW PRODUCTS

     In September 1997, the Company began marketing a device known as an aortic punch, a product which is used by cardiovascular surgeons in performing bypass procedures. The device has several unique patented features which enable the surgeon to more easily perforate the aorta prior to connecting a new blood vessel. The Company estimates that the worldwide market for this product is approximately $7 million. The Company has begun domestic distribution of this product through manufacturers' representatives. Due to the product being launched late in the year and the relatively long sales cycle, sales of the aortic punch contributed less than 1% to the Company's revenues during 1997.

     Also in the fourth quarter, the Company introduced a product called "Sed-Control," which can be used in conjunction with the Company's dispettes to verify the accuracy of the test. This product has met with very limited success due, in the Company's opinion, to its relatively short shelf life, the lack of regulatory requirements to utilize such a control, and heavy price competition from other suppliers of such controls. The Company does not anticipate that this product will generate substantial revenues in the future.

INDIA JOINT VENTURE

     In January 1997, the Company entered into a new joint venture to manufacture hypodermic needles, syringes and other medical products for distribution worldwide. As part of the transaction, the joint venture acquired a modern, fully-equipped 22,000 square foot plant in the Cochin Export Zone in Southern India. The new subsidiary, Lukens Medical Products Private Ltd., is a joint venture between the Company and certain of its international distribution partners. The Company is the majority shareholder, and manages the operations, with all partners contributing to the marketing of the products. Production began in November 1997 of lancet wires, also called lancet needles, which prior to being manufactured in-house, were the most costly component in the lancets marketed by the Company. It is anticipated that certain other disposables, such as syringes and hypodermic needles will be manufactured in the facility by the end of 1998.

BRAZIL JOINT VENTURE

     In May 1997, the Company acquired a 51% interest in its exclusive distribution in Sao Paulo, Brazil. The Company plans to expand the venture's existing suture manufacturing capacity, and begin producing its new, synthetic absorbable sutures in Brazil. Eventually the Brazil Joint Venture will export sutures to many of the Company's international markets. Currently, Brazil has a staff of 11 engaged primarily in suture production, and markets via tenders and a network of several independent sales representatives. Techsynt operates in a 5,000 square foot leased facility in Sao Paulo, Brazil.

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

     MARKETING STRATEGY. The Company's domestic strategy with respect to its suture products is to focus its marketing energies on its general and specialty surgical products which are used by doctors and practitioners primarily outside of a hospital (i.e., in doctors' offices, dentists' offices, veterinary clinics and outpatient plastic and ophthalmic surgical centers), and where purchasing decisions are made outside of the large hospital and institutional environment. To this end, the Company aggressively markets in the United States its dental and veterinary general surgical suture products and its plastic specialty surgical suture products. The Company also continues to market and sell its line of general and specialty surgical products to selected markets internationally, where it is better able to compete solely as a quality, low-cost supplier to the foreign hospital and institutional market. As a result of the recent receipt by the Company of approval from the FDA to begin marketing its synthetic absorbable suture product for human use, the Company believes that its ability to compete in parts of the worldwide suture market will be enhanced.

     In the third quarter of 1997, the Company refocused its international marketing strategy to limit its product offerings to higher margin products and regions. As a result, the Company reduced its standard suture product line to include only approximately 250 catalog codes (down from approximately 750) and intends to de-emphasize and even abandon certain international markets. In connection with this new strategy, in December 1997, the Company wrote-off approximately $3,030,000 worth of inventory consisting of these discontinued catalog codes. See "Item 6. Management's Discussion and Analysis of Operations."

     While the Ulster Product Lines and the Pro-Tec Product Lines are currently marketed entirely in the United States, the Company intends to launch certain of these products internationally in 1998 and 1999.

     The Company currently has a domestic staff of five employees engaged in direct sales, telemarketing and direct mail promotion of general surgical suture products and bone wax products worldwide, as well as providing marketing support to the Company's specialty and general suture distributors. In addition, the Company has a four person sales staff and a team of eight manufacturer's representatives responsible for selling all the Company's products in the United States.

     CUSTOMERS. The primary customers for the Company's suture products are its distributors, who then resell the products to end users, generally under their own brand names. The Company sells its products directly to certain foreign governments and is also a party to exclusive agreements with distributors in a number of foreign countries, including South Africa, Honduras and Italy and non-exclusive agreements in Costa Rica and Saudi Arabia for the sale of its general surgery products (as well as certain of the Company's specialty products) primarily under the "Lukens' name. Customers of the Ulster Product Lines primarily include large medical and laboratory product distributors, as well as mail order diabetic supply houses.

RESEARCH AND DEVELOPMENT ACTIVITIES

     During 1996, the Company's research and development efforts were focused on finalizing its FDA submission for a braided synthetic absorbable suture product. The Company received clearance from the FDA in February of 1997 to market its synthetic absorbable suture product for human use. The Company released its braided synthetic absorbable suture product to the human market in April of 1997. See "Government Regulations." The current Research and Development activities of the Company are focused on the development of a monofilament synthetic absorbable suture, the new products to be manufactured by the India Joint Venture, and ongoing improvements to the Company's product line. The Company does not expect to expend significant funds on research and development activities in 1998.

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

     Materials (i.e., needles and "suture materials") which comprise the suture products are purchased from a number of vendors. Upon their receipt by the Company, all materials are subject to inspection by the Company's quality assurance staff. Tests conduced by the Company's quality assurance staff include visual inspection as well as physical tests. Conformity with the Company's specifications is of prime importance and one of the staff's goals is to detect non-conforming components prior to assembly and packaging. Upon approval, needles and suture materials are released to storage areas for pre-processing preparation and subsequent assembly.

     Although many suture products consist solely of the "thread" (e.g., silk, catgut or other materials), most consist of suture material which has been attached to one or two needles. Braided suture materials (e.g., silk) used in the Company's products undergo "tipping," a process which creates a hardened tip on the end of the suture material to facilitate the attachment of the material to the needles. The attaching process, known as "swaging", is a critical step in the Company's production process, with the minimum strength of the attachment prescribed by the U.S. Pharmacopeia. The attaching process is largely performed by individuals operating small, pedal activated machines which form the metal of the needle around the thread, crimping the two together. After swaging, the completed sutures are wound by hand onto small cards and then packaged according to suture type and intended use. Packaged and boxed sutures are either delivered to subcontractors for sterilization, or, in the case of synthetic absorbable and certain other sutures sterilized in-house. After sterilization, the products are returned to the production department for additional packaging and distribution. The Company's quality assurance department is responsible for in-process and post-production analyses of all of the Company's products. Quality assurance is supported through the use of both manual and computerized systems to provide traceability of product batches and track each stage of the production process. The Company's production and quality assurance operations must comply with the FDA's current GMP regulations and are subject to periodic FDA inspection. See "Government Regulations."

     The production of bone wax entails the preparation of the beeswax-based product at the Company's New Mexico facility, where it is packaged and sent to subcontractors for sterilization by gamma radiation. The products in the Ulster Products Lines are largely purchased in finished condition and do not involve extensive processing by the Company. The products in the Pro-Tec Product Lines are produced, and shipped directly to the Company's customers, by contract manufacturers utilizing the Company's molds. The hypodermic needles, syringes and related medical products to be produced by the India Joint Venture will be manufactured and molded at the facility acquired by the joint venture.

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

     In connection with the Ulster Acquisition, the Company entered into two new exclusive supply arrangements with the principal suppliers of certain of the products in the Ulster Product Lines. The supply agreement with Guest Elchrom Scientific AG, relating to the dispette products, entitles the Company to act as such supplier's exclusive distributor of such products in the United States. The Company's supply agreement with Korea Techma, Inc., relating to the automatic single-stick lancet sold under the "Gentle-let 1" tradename, also entitles the Company to act as such supplier's exclusive distributor in the United States. The other products in the Ulster Product Lines are purchased by the Company on a purchase-order basis from various other suppliers. In general, the molds utilized by such suppliers in the manufacture of the other products in the Ulster Product lines are not proprietary to the Company and the Company's arrangements with such suppliers are not exclusive.

     The products in the Pro-Tec Product Line are all molded by outside contract manufacturers, who also ship the products directly to the Company's customers which saves the Company shipping and warehousing expense. The Company uses three primary vendors for molding, and holds title to all of its molds.

COMPETITION

     For the past 40 years, the global suture market has been dominated by a small number of companies, primarily Ethicon, Inc. ("Ethicon"), a wholly-owned subsidiary of Johnson & Johnson, Inc., and Sherwood Davis & Geck, a division of American Cyanamid Company. In addition, there are several small national firms and regional suppliers of suture products with which the Company competes in both the general surgery and specialty surgery markets. In 1992, United States Surgical Corporation ("USSC") entered the market with a full line of general and specialty surgery products. USSC is currently the world's leading manufacturer and marketer of surgical staplers and endoscopic instruments and supplies and they are beginning to gain market share.

     The Company believes that the extensive experience of its management group, its access to an abundant and skilled labor pool, and its economical manufacturing operations have enabled the Company to position itself as a quality, low-cost supplier of general and specialty surgery suture products to the foreign hospital and institutional market, and thus to compete in the sale of such products on the basis of price. The Company currently markets approximately 250 products for use in general surgical procedures, and has the capability and know-how to manufacture approximately 3,000 additional products in order to meet the specifications of particular customers. With the addition of the Company's new synthetic absorbable suture line, the Company's product line offerings are comparable to those offered by Ethicon, Davis & Geck and USSC. The Company believes that its ability to remain a low-cost producer of general and specialty surgical suture products in certain international markets and its focus on the dental and veterinary surgical suture markets, as well as certain specialty niches in the United States will be important to its ability to remain competitive with the larger and better capitalized competitors in these markets.

     With respect to the Ulster Product Lines, in the lancet and needle market, the Company has essentially four major competitors: Sherwood Medical Company, Owen Mumford, Ltd., Gainor Medical U.S.A., Inc. and Can-Am Care Corporation. LP Italiana SpA and Polymedco are considered the Company's only competitors in the dispette market. The Company believes the following four criteria, listed in order of priority, influence market share: price, availability, customer relationships and a well rounded product line. The Company hopes to capitalize on Ulster's twenty years of experience in the market and its existing client base, augmented by the Company's international presence, to compete effectively. However, the Company's competitors in this area are larger, better capitalized and maintain larger sales forces than the Company and are therefore formidable competitors.

     With respect to the Pro-Tec Product Lines, the Company has essentially three major competitors: Sage Products, Inc., Graphic Controls, Inc. and Becton-Dickinson, Inc. The Company believes that this market is influenced primarily by price and complacency. The fact that these products are often physically attached to walls and fixtures, there is sometimes resistence to switching among competing brands. The Company believes that its ability to provide a low-priced product, combined with a nearly identical customer base for its Ulster Product Lines, will enable it to effectively compete in this market. However, the Company's competitors in this area are larger, better capitalized and maintain larger sales forces than the Company and are therefore formidable competitors.

GOVERNMENT REGULATIONS

     The Company's products and operations are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries. Under the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), the FDA has promulgated regulations and established guidelines and policies governing "medical devices", including certain of the products sold by the Company. Under these regulations, the Company's products may not be shipped in interstate commerce (including export) without prior authorization from the FDA (except any devices that were in commercial distribution prior to May 28, 1976 that were not then regulated as drugs and that have not changed since that time). Such authorization is based on a review of the products' safety and effectiveness for their intended use. Medical devices may be authorized by the FDA for marketing either pursuant to a pre-market notification under Section 510(k) of the FD&C Act ("510(k)") or a pre-market approval application ("PMA"). A 510(k) consists of a submission, 90 days prior to planned marketing, of information sufficient to establish that the device is substantially equivalent to a device marketed prior to May 28, 1976 or a device substantially equivalent to such a device. Such information normally consists of data comparing the respective devices, and may include data from clinical studies. A finding by the FDA of substantial equivalence may take significantly longer than 90 days. A PMA consists of information sufficient to establish that a device is safe and effective for its intended use, including data from clinical and other studies. FDA approval of a PMA, may take as long as several years. Whether a product requires a 510(k) or a PMA, depends on its classification under the law and FDA regulations. Most of the Company's products require 510(k)s, although certain products which the Company may develop in the future might require a PMA. In addition, the testing of medical devices through clinical investigations generally requires FDA authorization.

     The Company believes that it currently has in place all the requisite authorizations to market its current line of products, including nine PMAs and sixteen 510(k)s. The Company's current line of suture products includes all of the major suture materials that are marketed in the United States. The Company believes that all of its current suture and non-suture products are covered by its PMAs and 510(k)s, or are otherwise legally marketed, and that, in view of a reclassification of suture products by the FDA, those products for which the Company has PMAs now require only 510(k)s; however, there is no assurance that the FDA would agree with these positions.

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

     Commencing on June 14, 1998, all medical devices imported into Europe must bear the CE mark. To begin affixing the CE mark to its products, a company must have implemented a quality management system in accordance with ISO 9001 Quality Standard requirements and have its products approved by an appropriate Notified Body. While less than 5% of the Company's revenues are generated in Europe, the Company sees potential for growth in this market, as well as other benefits of ISO approval. Accordingly, the Company is currently in the process of formal ISO third-party registration of its quality system and is also preparing for submission the necessary technical dossiers for the relevant products to be CE marked.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company considers its technology and procedures relating to its suture lines proprietary and relies primarily on trade secret laws and confidentiality agreements to protect its technology and innovations. Employees, distributors and key suppliers of the Company, as well as consultants which from time to time may be hired, enter into confidentiality and/or invention assignment agreements providing for non-disclosure of proprietary and trade secret information of the Company and the assignment to the Company of all inventions, improvements, technical information and suggestions relating in any way to the business of the Company (whether patentable or not) which the employee or consultant develops during the period of their employment or association with the Company. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of the Company's products or obtain information that the Company regards as proprietary. In addition, consultants of the Company will most likely be employed by third parties, and accordingly, disputes could arise as to the proprietary rights to information which has been applied to Company projects independently developed by such consultants.

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

     In connection with the Pro-Tec Acquisition, the Company acquired several patents and trademarks related to the sharps containers and Pro-ject needle holder. While the Company may seek patent protection in the future for new products, there can be no assurance that any patents, or patents which may be issued, will provide the Company with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company's.

     Although the Company believes that the products sold by it do not and will not infringe upon the patents or violates the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that any products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company.

     The Company has acquired a registered trademark for the "Lukens" name. The Company believes that this name, established in 1906, is important to its business and prospects. In connection with the Ulster Acquisition and the Pro-Tec Acquisition, the Company acquired all rights to the trademarks and tradenames used in connection with the sale of the products in those lines. The Company has also obtained a perpetual, non-exclusive, license to use the name "Ulster Scientific" in connection with the sale of the products in the Ulster Product Lines.

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

EMPLOYEES

     At March 13, 1998, the Company worldwide had 201 employees (including 67 contract employees and 134 full time employees), of which 177 were engaged in production, 2 in development activities, 11 in sales and marketing and 11 in finance and administration. The Company's employees are not covered by any collective bargaining agreement. The Company considers relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     On July 1, 1996, the Company relocated its principal offices and certain of its production facilities to, and now occupies, approximately 17,000 square feet of space in Albuquerque, New Mexico which is leased by the Company (the "Facility"). Rental payments on the Facility are equal to $10,000 per month. The term of the lease expires on August 31, 2001, with two, two-year renewal options. Management believes that the Facility is in good condition, is suitable and adequate for the Company's current and proposed use thereof and is adequately covered by insurance.

     In connection with the Ulster Acquisition, the Company leased Ulster's 25,000 square foot warehouse and office facility in New Paltz, New York for a period of one year, at a rent equal to $12,500 per month. Such lease expired in March, 1997. In 1996, the Company relocated the Ulster Product Lines to the Facility in Albuquerque, New Mexico.

     The Company currently leases a 5,000 square foot warehouse and office facility in Sanford, Florida at a rent equal to $2,600 per month from which it sells its products in the Pro-Tec Product Lines. Such lease expires in March, 2001. Management believes that such facility is in good condition, is suitable and adequate for the Company's current and proposed use thereof and is adequately covered by insurance.

     See "Item 1. Description of Business, India Joint Venture," for a description of the joint venture which owns a production facility utilized by the Company in Southern India. Since the facility is located in an export zone, the India Joint Venture leases the site from the zone at a nominal rate per year.

     See "Item 1. Description of Business, Brazil Joint Venture" for details on the leased properties occupied by these entities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "LUKA" since May 6, 1992. The Common Stock has also been listed on the Pacific Stock Exchange under the symbol "LKN" since May 6, 1992.

     The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as reported by NASDAQ, the principal system or exchange on which such securities are quoted or traded. The quotations represent "inter-dealer" prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock

Fiscal Year Ending                                   Fiscal Year Ending
December 31, 1997          High ($)      Low ($)     December 31, 1996          High ($)      Low ($)
-----------------          --------     --------     -----------------          --------      -------
Quarter ended                                        Quarter ended
March 31, 1997             8 3/4          4 1/2      March 31, 1996             3 11/16       1 7/16

Quarter ended                                        Quarter ended
June 30, 1997              6 3/4          5 1/2      June 30, 1996              3 5/16        2 5/8

Quarter ended                                        Quarter ended
September 30, 1997         6 1/8          3 3/4      September 30, 1996         3 9/16        2 9/16

Quarter ended                                        Quarter ended
December 31, 1997          5 1/4          1 1/2      December 31, 1996          4 9/16        3

     As of March 25, 1998, there were approximately 82 holders of record of the Company's Common Stock.

     On March 25, 1998, the closing bid and asked prices of the Common Stock were $3-1/4 and $3-3/8, respectively.

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

CHANGES IN SECURITIES

     On December 1, 1997, the Company issued to Robert Priddy, the Company's Chairman, options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. Such options vest in equal installments of 100,000 shares each on the date of grant and the first and second anniversaries thereof. The option expires on the earlier to occur of December 1, 2000 and thirty days after Mr. Priddy is no longer of director of the Company. Such option was issued from the shares reserved for issuance under the Company's 1992 Stock Option Plan which is registered pursuant to a Registration Statement on Form S-8.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED DECEMBER 31, 1997 ("1997") COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996 ("1996").

     Sales increased 5% to approximately $8.6 million during 1997 from approximately $8.2 million during 1996, primarily as a result of the Pro-Tec Acquisition. Domestic sales of sutures primarily in the dental and veterinary market in 1997 were approximately even with sales in 1996. Anticipated sales growth in the veterinary market as a result of the introduction of the monofilament synthetic absorbable suture was not realized in 1997 due to production problems experienced by the Company's supplier of suture material. The Company believes that these supply problems have been remedied. The Company's export sales in 1997 and 1996 totaled $1,651,451 and $2,295,066, respectively, which represents 19% and 28% of total sales in each of those years, respectively.

     The Company's gross margins decreased slightly, from 29% in 1996 to 28% in 1997. Gross Margins for 1997 were negatively impacted by a repricing of inventory at December 31, 1997. Such repricing is reflected in the Audited Financial Statements as an inventory cost reduction totaling approximately $770,000. The Company expects that gross margins in its most rapidly growing product line, lancets, will improve in the second quarter of 1998 due to in-house manufacturing of needles (the most expensive component) at its new facility in Cochin, India. The Company also expects overall margins to increase in 1998 as the suture sales mix shifts from the lower priced international markets to the more lucrative OEM domestic markets, and due partially to the addition of the Pro-Tec Product Lines which typically carry a higher gross margin than the Company has experienced historically.

     Selling expenses increased 51% in 1997 from $716,042 in 1996, to $1,087,171, as a result of increases in the number of employees required to sell and service the Pro-Tec and Ulster Product Lines, increased marketing expenses relating to the Ulster Product Lines, such as convention and literature expenditures, and charges for uncollected commissions and an increase in the reserve for uncollectible accounts receivable.

     General and administrative expenses increased approximately 33% to $1,286,938 in 1997 compared to $965,180 in 1996, due mainly to the amortization of the costs incurred in connection with the joint ventures, the Pro-Tec Acquisition and the development costs related to the synthetic absorbable suture.

     Research and development expenses decreased approximately 35%, to $70,386 in 1997 compared to approximately $108,594 in 1996, due primarily to the finalization of the synthetic absorbable suture development project. The Company does not expect to expend significant funds on research and development activities in 1998.

     In connection with the Company's refocused international marketing strategy, and as a result of the inventory cost reduction described above, in December 1997 the Company wrote off approximately $3,032,000 of inventory consisting of discontinued catalog codes and expired inventory, which included approximately $300,000 of inventory relating to the Company's "Sed-Control" product. The resulting aggregate inventory write-off and repricing in December 1997 was equal to approximately $4,100,000 (the "Inventory Writeoff"). As a result of the Inventory Writeoff, and increased expenses described above, the Company experienced an operating loss of approximately $3,400,000 for the year ended December 31, 1997.

     Interest income was $5,000 in 1997 compared to $6,000 in 1996. Interest expense increased to approximately $433,000 in 1997 from approximately $198,000 in 1996 due primarily to the additional debt incurred relating to the India and Brazil Joint Ventures, and the Pro-Tec Acquisition.

     As result of the Inventory Writeoff, increased expenses and the other income adjustments referred to above, the Company experienced a net loss of $3,768,018 for the year ended December 31, 1997 compared to a net profit of $463,481 for the year ended December 31, 1996. Without giving effect to the Inventory Writeoff, the Company experienced a net profit of $334,262 for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions.

     Bank Financing. As of December 31, 1997, the Company had drawn all of its $1,750,000 working capital portion of its line of credit with its lending bank (the "Line of Credit"). The Line of Credit also includes an additional
$1,250,000 commitment for the issuance of standby and commercial letters of credit. On that date, approximately $758,704 in letters of credit were outstanding under this letter of credit commitment. The Line of Credit matures and expires on August 30, 1998 unless it is renewed, and all outstanding amounts are due and payable on such date. The Company expects the Line of Credit to be renewed for an additional year prior to its expiration. There can be no assurances, however, that such a renewal will be forthcoming, or, if available, will be on terms acceptable to the Company.

     As of December 31, 1997, the Company had approximately $142,000 outstanding under a working capital line of credit (the "SBA L/C Facility") with the U.S. Small Business Administration ("SBA"), which provided working capital for foreign sales up to the lesser of (a) $600,000 or (b) 80% of the face amount of negotiated letters of credit issued for the benefit of the Company and delivered to the lender. It is the Company's understanding that due to the fact that the majority of the letters of credit received by the Company from its international customers did not meet the criteria set forth by the SBA, combined with various other factors, including the existence of technical financial covenant defaults under the Line of Credit as a result of the Inventory Writeoff, the SBA declined to renew this line for 1998 and all outstanding amounts are required to be repaid as each outstanding letter of credit is drawn upon.

     At the same time, during December 1997 and the first quarter of 1998, the Company has experienced increased sales of certain products, requiring it to significantly increase its purchases of raw materials necessary to fill such orders. Due to the decreased liquidity caused by losing the SBA L/C Facility, as well as the increased outlays for raw materials, the Company has recently experienced a shortage of working capital. As a result, the Company has recently experienced difficulties financing its sales growth and has failed to timely pay certain amounts due under certain term loans granted to the Company by its lending bank in connection with the Line of Credit. The Company's lending bank has indicated to the Company that it does not currently intend to accelerate the indebtedness outstanding under the Line of Credit. No assurance can be given that the Company's lending bank will not hereafter accelerate the indebtedness due under the Line of Credit if the Company's payment default is not cured in a timely manner.

     The Company is currently seeking to renegotiate its financial covenants in the Line of Credit to remove the existing technical covenant defaults. There can be no assurance given that the Company will successfully renegotiate its financial covenants or cure the payment default under certain of its term loans. In any such case, in the event that the Company's lending bank decides to accelerate all amounts payable under the Line of Credit, there can be no assurance given that the Company would be able to refinance or repay such indebtedness. Additionally, no assurance can be given that the Company will be able to increase its liquidity, either through increased availability under its lines of credit or internally generated cash flow, to enable it to continue to fund its growth.

     To fund future acquisitions and joint ventures, the Company is reliant upon obtaining long-term borrowing and/or equity financing. Management believes that the Company will have access to the capital resources necessary to continue to fund such expansion, although there is no assurance that such financing will be available or, if available, will be on terms acceptable to the Company. For a more complete description of the Company's current credit facilities, see Note 5 to Notes to Consolidated Financial Statements.

     Stockholder Loans. On February 28, 1997, the Company entered into an agreement with John H. Robinson and Robert L. Priddy, each a director and substantial stockholder of the Company, whereby Messrs. Robinson and Priddy loaned the Company an aggregate of $1,000,000. Such loans bear interest at the rate of 10% per annum, are repayable on or before January 1, 1999 and are subordinated to the Line of Credit. In connection therewith, Messrs. Robinson and Priddy were each issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $6.25 per share, and warrants to purchase an additional 35,000 shares of Common Stock at $6.25 per share. See "Item 12. Certain Relationships and Related Transactions."

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

OTHER INFORMATION

     Sales to the U.S. Government. During 1996, the department of the U.S. Government responsible for procuring medical supplies, such as sutures, began purchasing more of such items outside the traditional bid system. The Company has been successful over the last several years in obtaining substantial awards under the bid system. The new system, which incorporates local dealers called Prime Vendors, is less sensitive to price and more sensitive to the impact of a direct sales force. As a result of the foregoing, since the Company has only a limited sales force, there can be no assurance that the Company will continue to meet or exceed its historical levels of sales of its products to the U.S. Government in the future and during 1997 sales were nominal.

     Acquisition of the Pro-Tec Product Lines. For a description of the consideration paid and payable by the Company in connection with the Pro-Tec Acquisition, including, without limitation, the Common Stock issued in connection therewith, see Note 15 to Notes to Consolidated Financial Statements and the Company's Current Report of Form 8-K filed in connection with the Pro-Tec Acquisition.

     Pro-Tec Stock Price Guarantee. In connection with the Pro-Tec Acquisition, the Company agreed to guarantee the value of the Common Stock issued to the former owner pursuant to such acquisition for a period of six months from the effective date of the Registration Statement on Form S-3 which was filed by the Company to register the resale of such shares. As a result of the decline in the price to the Company's Common Stock during such period (and taking into account certain other adjustments), the Company owes the former owner of Pro-Tec approximately $300,000, which amount is payable either by the issuance of shares of the Company's Common Stock or a one-year promissory note. The Company and such individual are currently negotiating to extend the term of the payment of this amount. No agreement, however, has yet been finalized and there can be no assurance given that any such agreement will be reached.

     Net Operating Loss Carryforwards. As of December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $12,975,000 which will expire from 1998 through 2010. The deductibility of portion of the NOLs is subject to an annual limitation of approximately $460,000; the excess of such annual limitation over the amount to be used in subsequent year until they expire. See Note 10 of Notes to Consolidated Financial Statements.

     Year 2000 Disclosure. The Company believes that its operations will not be materially disrupted by any problems associated with the "Year 2000" syndrome after January 1, 2000; however, there can no assurances in this regard.

ITEM 7.  FINANCIAL STATEMENTS.

     The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to Consolidated Financial Statements on page 22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1998 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1998 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1998 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information regarding the recent loans to the Company by John H. Robinson and Robert L. Priddy, two directors of the Company, and the issuance of warrants in connection therewith, see "Management's Discussion and Analysis or Plan of Operations." The other information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 1998 and is incorporated herein by reference.

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

10.6* Exclusive Distributorship Agreement between the Registrant and HP-medica GmbH (1)

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

10.9            Employment Agreement between the Registrant and James A. Wimbush
                (1)

10.10           Employment  Agreements between the Registrant and each of Steven
                J. Schroeder, Robert S. Huffstodt, Scott Henderson and Donald E. Lawson (1)

10.11* Collaborative Development Agreement between the Registrant and Medisorb Technologies International, L.P. (1)

10.12           Lease for Registrant's facility (1)

10.13           Form  of  Consulting   Agreement   between  the  Registrant  and
                Commonwealth Associates, Inc. (1)

10.14* Exclusive Distributorship Agreement between the Registrant and Core Dynamics, Inc. (3)

10.15           Consulting  Agreement  between  the  Registrant  and  Kronenthal
                Associates (3)

10.16* Exclusive Patent License Agreement between the Registrant and Innovative Surgical Technology, Inc. (4)

10.17 Agreement, dated November 19, 1992, between Sunwest Bank and Albuquerque, National Association, and Lukens Medical Corporation, a New Mexico corporation, together with promissory note, as amended, security agreements and mortgages executed pursuant thereto (5)

10.18* Amendment No. 1, dated as of May 17, 1994, to Exclusive Patent License Agreement, dated August 9, 1993, between Lukens Medical Corporation, a New Mexico corporation, and Innovative Surgical Technology, Inc. (5)

10.19*          Manufacturing  Agreement,   dated  May  26,  1994,  between  the
                Registrant and West Texas Engineering, Inc. (5)

10.20* Supply Agreement, dated June 29, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Farman Companies, Inc. d.b.a. Veterinary Products Laboratories (5)

10.21 Business Loan and Security Agreement, dated July 27, 1994 (the "Sunwest Loan Agreement") as amended pursuant to the Third Amendment thereto, dated as of January 31, 1995, among the Registrant, Lukens Medical Corporation (a New Mexico corporation formerly known as Lukens Corporation) and Sunwest Bank of Albuquerque, N.A., together with promissory notes, guaranty and security agreements executed pursuant thereto (5)

10.22* Exclusive Distribution Agreement, dated October 7, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Dentsply International Inc. (5)

10.23           Amendment  No. 3, dated as of  November  2, 1994,  to 1992 Stock
                Option Plan (5)

10.24* Supplier/Distributor Agreement, dated November 14, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Henry Schein, Inc. (5)

10.25           Amendment  No. 4, dated as of  January  3,  1995,  to 1992 Stock
                Option Plan (5)

10.26 Promissory Note of the Company to John H. Robinson, dated as of April 13, 1995, in the original principal amount of $400,000; Commitment letter of John H. Robinson, dated as of April 13, 1995 (5)

10.27 Warrant, dated as of April 13, 1995, granted by Lukens Medical Corporation, a Delaware corporation, to John H. Robinson

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

10.32           Distribution  Agreement,  dated  as of  March  5,  1996,  by and
                between   Guest  Elchrom   Scientific  AG  and  Lukens   Medical
                Corporation, a New Mexico corporation

10.33 Agreement of Purchase and Sale of Assets, dated as of March 4, 1996 by and among the Company, Ulster Scientific, Inc. and Peter
                F. Lordi, Jr. (6)

10.34 Lease Agreement, dated as of March 5, 1996, between Ulster Scientific, Inc., a New York corporation, Peter F. Lordi, Jr. and Lukens Medical Corporation, a New Mexico corporation (6)

10.35           Consulting  Agreement,  dated as of March 5, 1996, between Peter
                F. Lordi, Jr. and Lukens Medical Corporation, a New Mexico corporation (6)

10.36 Warrant, dated as of March 5, 1996, granted by Lukens Medical Corporation, a Delaware corporation, to Peter F. Lordi, Jr. (6)

10.37 Lease between Kenneth I. White, as landlord, and Lukens Medical Corporation, as tenant, dated May 31, 1996 (7)

10.38 Joint Venture/Stockholders' Agreement, dated as of February 21, 1997, between Lukens Medical Products Private Limited and the stockholders of the company listed on the signature page thereto. (8)

10.39 Letter Agreement, dated as of February 28, 1997, between Lukens Medical Corporation and John H. Robinson; Promissory Note of Lukens Medical Corporation dated as of February 28, 1997 to John
                H. Robinson in the amount of $150,000; and Warrant Agreement between Lukens Medical Corporation and John H. Robinson, dated as of February 28, 1997 (8)

10.40 Letter Agreement, dated as of February 28, 1997, between Lukens Medical Corporation and Robert L. Priddy; Promissory Note of Lukens Medical Corporation dated as of February 28, 1997 to Robert L. Priddy in the amount of $150,000; and Warrant
                Agreement between Lukens Medical Corporation and Robert L. Priddy, dated as of February 28, 1997 (8)

10.41           Agreement  of  Merger  and  Reorganization,  dated as of May 12,
                1997, by and among Lukens Medical Corporation, Pro-Tec Containers, Inc., a Florida corporation, Treesa Spencer, and PTC Merger Corp., a Florida corporation, and the exhibits thereto (other than those exhibits which correspond to agreements listed below. (9)

10.42 Consulting Agreement, dated as of May 23, 1997, between Treesa Spencer and Pro-Tec Containers, Inc., a Florida corporation. (9)

10.43 Non-Transferable Subordinated Promissory Note, dated May 12, 1997, by Registrant to Treesa Spencer. (9)

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

(8) These exhibits were filed as an exhibit to the Company's Annual Report of Form 10-KSB for the year ended December 31, 1996, and are incorporated herein by reference.

(9) These exhibits were filed as exhibits to the Company's Current Report on Form 8-K filed on December 29, 1997, and are incorporated herein by reference.

* Confidential treatment has been granted with respect to portions of these exhibits.

         (B)  REPORTS ON FORM 8-K.

                  On December 29, 1997, the Company filed a Current Report on Form 8-K to disclose the Inventory Writeoff.

                                     LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                      DECEMBER 31, 1997 AND 1996

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL STATEMENTS

               Consolidated Balance Sheets                                    2

               Consolidated Statements of Operations                          4

               Consolidated Statements of Stockholders' Equity                5

               Consolidated Statements of Cash Flows                          7

               Notes to Consolidated  Financial Statements                    9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lukens Medical Corporation

We have audited the accompanying consolidated balance sheets of Lukens Medical Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lukens Medical Corporation and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                          /s/ Neff & Company LLP
Albuquerque, New Mexico
March 27, 1998

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS
                                                                               1997              1996

Current assets:
    Cash and cash equivalents (Note 11)                                  $        74,048           878,090
    Accounts receivable, net of allowance of
        $40,000 in 1997 and $5,790 in 1996
        (Notes 5 and 6)                                                        1,836,542         1,901,947
    Inventory (Notes 2, 5, 6, and 14)                                          5,105,900         5,565,210
    Prepaid expenses                                                             127,080            34,290
                                                                         ---------------           -------
               Total current assets                                            7,143,570         8,379,537

Fixed assets, net (Notes 3, 5,
    6 and 8)                                                                   3,599,150         2,062,842

Intangible assets, net of accumulated amortization
    of $1,283,569 and $966,065 in 1997 and 1996,
    respectively (Notes 4 and 15)                                              3,001,139         1,098,487

Other assets                                                                      85,754           261,294
                                                                         ---------------           -------





               Total assets                                              $    13,829,613        11,802,160
                                                                         ===============        ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               1997              1996

Current liabilities:
    Accounts payable                                                     $     1,864,832         1,406,243
    Accrued liabilities                                                          138,016            62,139
    Current maturities of long-term debt
        (Notes 5 and 6)                                                        5,146,950         2,002,191
    Current maturities of obligations under
        capital leases (Note 8)                                                  146,893            39,825
                                                                         ---------------         ---------
               Total current liabilities                                       7,296,691         3,510,398

Long-term debt, excluding current maturities
    (Notes 5, 6 and 11)                                                           73,483           796,446

Stockholder payable and accrued interest
     (Notes 7 and 11)                                                          2,290,991         1,157,408

Obligations under capital leases, excluding
    current maturities (Note 8)                                                  266,256            59,378
                                                                         ---------------         ---------
               Total liabilities                                               9,927,421         5,523,630
                                                                         ---------------         ---------

Commitments and contingencies (Notes 5, 8, 13, 15, and 16)

Minority interests                                                               129,531                 -
                                                                         ---------------         ---------

Stockholders' equity (Notes 5 and 9):
    Common stock $.01 par value, authorized

        20,000,000 shares; issued and outstanding
        3,043,359 shares in 1997 and 2,731,988 shares
        in 1996                                                                   30,434            27,320
    Additional paid-in capital                                                18,526,035        17,213,952
    Accumulated deficit                                                      (14,730,760)      (10,962,742)
    Foreign currency translation adjustments                                     (53,048)                -
                                                                         ---------------         ---------
               Total stockholders' equity                                      3,772,661         6,278,530
                                                                         ---------------         ---------
               Total liabilities and stockholders' equity                $    13,829,613        11,802,160
                                                                         ===============        ==========

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                               1997              1996
Net sales (Note 12)                                                      $     8,618,863         8,178,576
Cost of sales (Note 14)                                                        5,469,327         5,496,534
Inventory cost reduction                                                         770,000           300,000
                                                                         ---------------         ---------
        Gross profit                                                           2,379,536         2,382,042
                                                                         ---------------         ---------
Selling expenses                                                               1,087,171           716,042
General and administrative expenses                                            1,286,938           965,180
Research and development expenses                                                 70,386           108,594
Product restructuring charge (Note 14)                                         3,332,280                 -
                                                                         ---------------         ---------
        Total operating expenses                                               5,776,775         1,789,816
                                                                         ---------------         ---------
        Earnings (loss) from operations                                       (3,397,239)          592,226
                                                                         ---------------         ---------

Other income (expense):
    Interest income                                                                5,236             6,578
    Interest expense                                                            (433,463)         (197,566)
    Minority interests' share of loss                                             25,994                 -
    Other, net                                                                    31,454            62,243
                                                                         ---------------         ---------
        Total other expense, net                                                (370,779)         (128,745)
                                                                         ---------------         ---------
        Earnings (loss) before income taxes                                   (3,768,018)          463,481

Income tax expense (Note 10)                                                           -                 -
                                                                         ---------------         ---------
           Net earnings (loss)                                           $    (3,768,018)          463,481
                                                                         ===============           =======

Basic net earnings (loss) per share                                      $         (1.24)              .17
                                                                         ===============           =======
Dilutive net earnings (loss) per share                                   $         (1.24)              .15
                                                                         ===============           =======
Weighted average number of common shares
    outstanding - basic                                                        3,043,359         2,677,698
                                                                         ===============           =======
Weighted average number of common shares
    outstanding - dilutive                                                     3,043,359         3,068,113
                                                                         ===============           =======


The Notes to Consolidated Financial Statements are an integral part of these statements.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                   COMMON STOCK
                                                                 (NOTES 9 AND 15)              ADDITIONAL
                                                         ---------------------------------       PAID-IN
                                                              SHARES            AMOUNT           CAPITAL


Balance, December 31, 1995                                    2,611,418  $        26,115        16,938,696
Exercise of options for common
  stock                                                         120,570            1,205           275,256

Net earnings (loss)                                                   -                -                 -
                                                              ---------  ---------------        ----------

Balance December 31, 1996                                     2,731,988           27,320        17,213,952

Exercise of options for common
  stock                                                         111,371            1,114           478,103

Issuance of common stock for
  business acquisition                                          200,000            2,000           833,980

Net earnings (loss)                                                   -                -                 -

Foreign currency translation
  adjustments                                                         -                -                 -
                                                              ---------  ---------------        ----------

Balance, December 31, 1997                                    3,043,359  $        30,434        18,526,035
                                                              =========  ===============        ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                                             FOREIGN
                                            CURRENCY
                       ACCUMULATED         TRANSLATION
                         DEFICIT           ADJUSTMENTS         TOTAL

                     $   (11,426,223)                -        5,538,588


                                   -                 -          276,461

                             463,481                 -          463,481
                     --------------------------------------------------

                         (10,962,742)                -        6,278,530


                                   -                 -          479,217


                                   -                 -          835,980

                          (3,768,018)                        (3,768,018)


                                   -           (53,048)         (53,048)
                     ---------------------------------------------------

                         (14,730,760)          (53,048)       3,772,661
                     ==================================================

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                               1997              1996
Cash flows from operations:
    Net earnings (loss)                                                  $    (3,768,018)          463,481
    Adjustments to reconcile net earnings
        to cash flows used in operating activities:
           Minority interest in net loss                                         (25,994)                -
           Depreciation                                                          398,943           262,941
           Amortization of intangible assets                                     317,504           169,563
           Decrease in inventory valuation allowance                                   -           250,000
           Loss on disposal of fixed assets                                            -             9,855
           Accrued interest due stockholder                                      133,583            79,024
    Changes in current assets and liabilities:
        Accounts receivable                                                      245,235          (632,736)
        Inventory                                                                472,310        (1,966,159)
        Prepaid expenses                                                         (92,305)          (10,834)
        Other assets                                                               4,667          (176,579)
        Accounts payable                                                         385,025           741,163
        Accrued liabilities                                                       62,634           (20,916)
                                                                         ---------------------------------
               Net cash applied to operating activities                       (1,866,416)         (831,197)
                                                                         ---------------------------------

Cash flows from investing activities:
    Purchase of equipment                                                     (1,561,378)         (561,910)
    Purchase of intangible assets                                               (876,626)         (785,377)
    Proceeds from disposal of equipment                                           26,417                 -
    Proceeds from joint venture formation,
        net of cash transferred                                                  155,525                 -
    Cash purchased with business acquisitions                                     25,084                 -
                                                                         ---------------------------------
               Net cash flows applied to
                  investing activities                                        (2,230,978)       (1,347,287)
                                                                         ---------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock
        and equivalents                                                          479,217           276,461
    Borrowings on long-term debt                                               5,174,575         2,621,155
    Principal payments on long-term debt and
        capital leases                                                        (3,360,440)         (280,091)
    Borrowings from major stockholders                                         1,000,000           400,000
                                                                         ---------------------------------
               Net cash flows provided by
                  financing activities                                         3,293,352         3,017,525
                                                                         ---------------------------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                               1997              1996
               Net increase (decrease) in cash and cash
                  equivalents                                                   (804,042)          839,041

Cash and cash equivalents at beginning of year                                   878,090            39,049
                                                                         ---------------------------------

Cash and cash equivalents at end of year                                 $        74,048           878,090
                                                                         =================================

Supplemental disclosures:
    Cash paid for interest                                               $       274,767           113,532
                                                                         =================================

    Production equipment acquired with capital
        leases                                                           $       375,484            63,095
                                                                         =================================


The Notes to Consolidated Financial Statements are an integral part of these statements.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities. Lukens Medical Corporation, a Delaware corporation, and its wholly-owned subsidiaries, (the Company) is a disposable surgical products company engaged in the design, development, manufacture, and marketing of needle suture products, disposable safety scalpels, lancets, disposal supplies, and bone wax. The Company markets its products worldwide to hospitals, independent care facilities, physicians' offices, and to the United States government directly and through independent distributors.

In addition to its facility in Albuquerque, New Mexico which includes the operations of Lukens Medical Corporation and its wholly owned subsidiary ProTec, Inc., the Company's operations include the following:

     Lukens Medical Products Limited, a 90 percent owned joint venture in Cochin, India that serves primarily as a manufacturing facility.

     Techsynt-Lukens Industrial, Commercial, Import and Export Limited, a 51 percent owned joint venture in Sao Paolo, Brazil, that manufactures and sells the Company's products.

     Somar-Lukens S.A de C.V., a 50 percent owned joint venture in Piedras Negras, Mexico that is currently inactive.

     Contract maquiladora manufacturing facilities in Piedras Negras and Ciudad Juarez, Mexico.

Principles of Consolidation. The consolidated financial statements include the accounts of Lukens Medical Corporation and its wholly-owned subsidiary and joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. Cash and cash equivalents consist substantially of cash in banks and repurchase agreements which are collateralized by government securities at a 102 percent of fair market value and recorded in the bank's name. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Inventory. Inventory, which consists principally of the Company's products, supplies and components, is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Market value for raw materials is based on replacement costs and for other inventory classifications on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventory costs include material, labor, and manufacturing overhead.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets. Intangible assets consist principally of costs incurred to obtain Food and Drug Administration approvals, trademarks, organizational costs, patents, the rights to sell products acquired, goodwill and deferred start up costs. The start up costs consist principally of costs incurred for the start up of joint ventures and possible joint ventures in India, Mexico, and Brazil. The Company evaluates its intangible assets annually to determine potential impairment by comparing the carrying value to the undiscounted future gross cash margins of related assets. They are being amortized using the straight-line method over periods of 3 to 10 years.

Capitalization of Interest. Interest is capitalized in connection with the construction and start-up of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997, $80,828 of interest was capitalized. No interest was capitalized in 1996.

Income Taxes. The Company accounts for its income taxes in accordance with Financial Accounting Standards Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences.

Translation of Foreign Currencies. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included in shareholders' equity.

Net Sales.  Sales are recorded net of sales returns and allowances.

Research and Development Expenses. Research and development costs are expensed as incurred.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), was adopted as of January 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 had no effect on the results of operations or financial position.

Effect of New Accounting Pronouncements. Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted this pronouncement by making the required pro forma note disclosure only. Accordingly, the adoption of SFAS No. 123 did not impact the Company's results of operation or financial condition.

Earnings Per Share. Effective for the year ended December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. In adopting this pronouncement, the Company computed the earnings (loss) per share on the basis of the weighted average number of common shares outstanding during the year and included the effect of potential common stock to the extent they are dilutive. This pronouncement was adopted for both 1997 and 1996, however, there was no impact on the earnings per share previously reported for 1996.

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

Reclassification. The Company has reclassified certain amounts in the 1996 financial statements to conform to the 1997 presentation.


NOTE 2. INVENTORY

Inventory consists of the following components at December 31:

                                             1997              1996
    Raw materials                    $     1,938,343         2,767,214
    Work-in-process                        1,972,124         1,419,685
    Finished goods                         1,195,433         1,378,311
                                     ---------------------------------
                                     $     5,105,900         5,565,210
                                     =================================

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 3. FIXED ASSETS

Fixed assets owned or held under capital lease (see Note 8) consist of the following at December 31:

                                                                               1997              1996

    Building                                                             $       899,762                 -
    Leasehold improvements                                                       227,112           172,677
    Production equipment                                                       3,951,117         3,018,600
    Office equipment                                                             286,461           229,646
    Construction in progress                                                     198,075                 -
                                                                         ---------------------------------
                                                                               5,562,527         3,420,923
           Less accumulated depreciation                                       1,963,377         1,358,081
                                                                         ---------------------------------
                                                                         $     3,599,150         2,062,842
                                                                         =================================


Production equipment valued at $807,543 and $776,553, respectively, was not being utilized in 1996 or 1997 and as of December 31, 1997, was in Piedras Negras, Mexico in anticipation of the start up of a joint venture (See Note 15).

NOTE 4. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 1997:

                                                                               1997              1996

    Suture license rights and regulatory approvals                       $       963,448           920,089
    Ulster Scientific product rights                                             642,069           642,069
    ProTec patents and goodwill                                                1,296,968                 -
    Deferred start-up costs                                                      867,892            20,868
    Other                                                                        514,331           481,526
                                                                         ---------------------------------
               Total                                                           4,284,708         2,064,552

    Accumulated amortization                                                  (1,283,569)         (966,065)
                                                                         ---------------------------------
                                                                         $     3,001,139         1,098,487
                                                                         =================================

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997



NOTE 5. BANK FINANCING INSTRUMENTS

At December 31, 1997, the Company had the following bank borrowing agreements:

     A working capital line-of-credit agreement, which provides for borrowings for working capital up to the lesser of (a) $1,750,000 or (b) the sum of 80 percent of eligible accounts receivable (as defined in the agreement) plus the lesser of 40 percent of qualified inventory. Interest is payable monthly on the amount drawn at the Bank's corporate base rate (the Bank's prime rate) plus .75 percent. At December 31, 1997, there was $1,750,000 outstanding under this line-of-credit agreement.

     A letter-of-credit line, which provides for other credit instruments including commercial letters-of-credit and banker's acceptances which guarantee payment to raw material suppliers, and standby letters-of-credit which may also be used for the purchase of raw material on forward currency contracts. The sum of these shall not exceed $1,250,000 at any one time. At December 31, 1997, there was $634,127 of Bankers' acceptances and commercial letters of credit and $124,577 in standby letters-of-credit outstanding under this line. Under a separate line of credit the Company had issued a $360,000 standby letter of credit relating to the purchase of the Indian facility.

     A SBA equipment term loan, which provides for the purchase of equipment and machinery up to $150,000, interest and principal payable monthly on equal installments of $2,510 at the New York prime rate as published in the Wall Street Journal, plus 1.5 percent. At December 31, 1997, there was $114,018 outstanding under this agreement.

     A SBA equipment term loan, which provides for the purchase of equipment and machinery up to $150,000, interest and principal payable monthly on equal installments of $2,535 at the New York prime rate as published in the Wall Street Journal, plus 1.5 percent. At December 31, 1997, there was $135,221 outstanding under this agreement.

     On May 24, 1996, the Company obtained a bank term loan for the purchase of equipment and machinery in the amount of $120,000, interest and principal payable monthly on equal installments of $3,859 at the bank's corporate base rate plus 1.5 percent. At December 31, 1997, there was $68,268 outstanding under this agreement.

     On December 30, 1996, the Company obtained a bank term loan for funding of a joint venture in India in the amount of $700,000, interest and principal payable monthly on equal installments of $14,700 at the bank's corporate base rate plus 1 percent. At December 31, 1997, there was $613,575 outstanding under this agreement.

     On August 31, 1997, the Company obtained a bank term loan for funding of general operations in the amount of $1,000,000, interest plus principal payable in equal monthly installments of $21,011, at the bank's corporate rate plus .75 percent. At December 31, 1997, there was $972,099 outstanding under this agreement.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 5. BANK FINANCING INSTRUMENTS (CONTINUED)

     On November 27, 1997, the Company obtained a bank term loan for payment of expired letters-of-credit in the amount of $184,087 interest plus principal due on March 27, 1998, at the bank's corporate rate plus 1.5 percent. At December 31, 1997, there was $141,958 outstanding under this agreement.

At December 31, 1997, these bank credit instruments had covenants which provided, among other things, for: the maintenance of tangible net worth of the corporate affiliates on a consolidated basis at any time to be less than $6,800,000, a minimum current ratio, as defined in the agreement, of 2:1; aggregate debt to consolidated stockholders' equity of not greater than 1:1 and fixed charges coverage not less than 1:3. The agreements also provide for a security interest in substantially all of the Company's assets and has certain covenants which restrict the Company's payment of dividends and prohibit incurring any additional material indebtedness without the consent of the Bank.

As of December 31, 1997, the Company was in arrears on its bank notes payable and did not meet the financial ratios required. The bank has not granted a waiver for any default by the Company; as a result, the notes payable have been classified as current.

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                               1997              1996
Bank Debt:

     Outstanding  letter-of-credit  payable  to  NationsBank,
          N.A. interest is accrued at the corporate base rate
          plus .75% (9.25% at December  31,  1997),  maturing
          August 30, 1998                                                $       634,127           796,838

     Outstanding line-of-credit payable to NationsBank,  N.A.
          interest is accrued at the corporate base rate plus
          .75% (9.25% at December 31, 1997),  maturing August
          30, 1998                                                             1,750,000           966,102

     Various notes payable to NationsBank,  N.A.  interest is
          accrued  at  the  base   corporate  rate  (8.5%  at
          December  31,  1997)  plus  1%  to  1.5%,  maturing
          between March 1998 and November 2003.                                2,045,138           952,074

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 6. LONG-TERM DEBT (CONTINUED)

Other debt:

     Community  Development  Block Grant note, due in monthly
          installments  of $4,167,  plus  interest  at a rate
          equal to the  six-month  Treasury  Bill rate with a
          minimum of 7% and a maximum  of 9% (7% at  December
          31,  1997),  maturing  July  7,  1998,  secured  by
          equipment purchased with the proceeds from the note            $        20,973            83,623

     Note payable to Kerala State Industrial Corporation, due
          in monthly principal  installments of $15,000, plus
          interest due  quarterly at an annual rate of 15.5%,
          maturing   March   1999   secured   by  a   standby
          letter-of-credit with NationsBank, N.A.                                240,000                 -

     Notes payable  to the  sole  stockholder  of  ProTec for
          acquisition of ProTec Containers, Inc., terms to be
          finalized (Note 15)                                                    454,163                 -

     Other bank notes                                                             76,032                 -
                                                                         ---------------------------------

           Total long-term debt                                                5,220,433         2,798,637
           Current maturities of long-term debt                                5,146,950         2,002,191
                                                                         ---------------------------------

           Long-term debt, excluding current maturities                  $        73,483           796,446
                                                                         =================================

The NationsBank, N.A. debt is secured by accounts receivable, inventory and fixed assets of the Company, except for those purchased with the proceeds obtained from the Community Development Block Grant note.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 6. LONG-TERM DEBT (CONTINUED)

Future scheduled debt payments at December 31 are:

           1998                                      $     5,146,950
           1999                                               73,483
                                                     ---------------

                                                     $     5,220,433
                                                     ===============

NOTE 7. STOCKHOLDER PAYABLE

During 1995, a major stockholder loaned the Company $400,000 which defeased a $350,000 line of credit and provided $50,000 for general operations. The note is due April 1999, including all interest, accrued at 8 percent. The major stockholder also received warrants for 400,000 shares of common stock exercisable at 1.10 per share (Note 9).

In September 1995, the Company received $250,000 from the stockholder for repayment of various capital leases. The note is due October 1999, including all interest, accrued at 10 percent.

In March 1996, the Company received $400,000 from the stockholder for use in the Ulster acquisition. The note is due September 2000, including all interest, accrued at 10 percent.

In March, May and June 1997, the Company received a total of $1,000,000 from two major stockholders to fund expansion of the recently acquired India Facility, expansion of capacity for synthetic absorbable sutures and for the acquisition of ProTec Containers, Inc. The notes are due January 1999 bearing interest at 10%. Each major stockholder also received warrants for 50,000 shares of common stock. These warrants are exercisable at $6.25 per share (Note 9)

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 8. LEASES

The Company has five capital lease obligations for production equipment. At December 31, 1997 and 1996, the Company had $501,992 and $126,508, respectively, recorded as production equipment under capital leases with related accumulated depreciation of $42,120 and $4,206, respectively (see Note 3).

The present value of future minimum capital lease payments as of December 31, 1997 follows:

           1998                                                          $       190,530
           1999                                                                  157,186
           2000                                                                   92,152
           2001                                                                   59,805
                                                                         --------------
               Total minimum lease payments                                      499,673

           Less amount representing interest
               (at rates ranging from 8% to 16%)                                  86,524
           Present value of net minimum capital
               lease payments                                                    413,149
           Current maturities of obligations under
               capital leases                                                    146,893
           Obligations under capital leases, ex-
               cluding current maturities                                $       266,256
                                                                         ===============

The Company leases its facilities and certain equipment under terms of various operating leases. Future minimum rental payments required under the operating leases as of December 31, 1997, are as follows:

         Year ending December 31:
                      1998                            $          125,748
                      1999                                       128,953
                      2000                                       132,253
                      2001                                        86,925
                                                      ------------------

         Total minimum payments required              $          473,879
                                                      ==================

Total rental expense for operating leases during 1997 and 1996 was $147,807 and $111,787, respectively.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 9. STOCK WARRANTS AND OPTIONS

Warrants for Common Stock

The following warrants are outstanding at December 31, 1997:

          NUMBER OF SHARES                 EXERCISE                  DATE                 DATE OF
         COVERED BY WARRANTS                 PRICE                EXERCISABLE           EXPIRATION
               500,000                        6.00                Presently            May 6, 1998
                65,000                        4.50                Presently            June 11, 1999
               400,000                        1.10                Presently            April 13, 2000
                30,000                        6.25                Presently            March 1, 2002
                70,000                        6.25                Presently            May 1, 2002
                50,000                        3.00                Presently            March 5, 2004

Each warrant allows the holder to purchase one share of common stock at the warrant price.

Options for Common Stock

In 1992, the Company adopted a stock option plan (1992 Plan) which provides for the issuance of incentive and nonqualified stock options for officers, directors, key employees, and consultants of the Company. The 1992 Plan replaced a similar plan in effect in prior years. The 1992 Plan allows the issuance of a maximum of 850,000 options for exercise into common stock at an option price not less than the fair market value (trading value) of the common stock on the date such options are granted. Options outstanding under the 1992 Plan total 623,508 and 243,223 at December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, an additional 104,800 and 108,000, respectively, of options were granted under various other plans. All options terminate three to ten years from the date of issuance. The Company has filed a registration statement for its stock option plans.

A summary of the common stock options for the year ended December 31, 1997 and 1996 follows:

                                                                                            OPTIONS
                                               OPTIONS            PRICE RANGE             EXERCISABLE
Balance, December 31, 1995                     484,142    $    1.063           6.50
    Granted                                    185,800         3.00            7.00
    Expired                                   (198,149)        2.375           3.00
    Exercised                                 (120,570)        1.063           2.38
                                        -------------------------------------------
Balance, December 31, 1996                     351,223         1.063           7.00      $       115,425
                                        -------------------------------------------      ===============
    Granted                                    464,600         3.125           6.25
    Expired                                    (41,144)        1.063           7.00
    Exercised                                  (46,371)        1.063           4.50
                                        -------------------------------------------

Balance, December 31, 1997                     728,308         1.063           6.50      $       280,180
                                        ===========================================      ===============

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 9. STOCK WARRANTS AND OPTIONS (CONTINUED)

On February 5, 1998, the Company granted additional options under the 1992 plan to purchase 19,200 shares at an exercise price of $4.00 per share. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123) was issued by the FASB and, if fully adopted, changes the methods for recognition of cost or plans similar to those of the Company. Adoption of SFAS 123 is optional; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below:

                                                          1997                             1996
                                            --------------------------------    -----------------------------
                                                    AS                              AS
                                                 REPORTED        PROFORMA        REPORTED       PROFORMA

Net income (loss)                            $    (3,768,018)    (4,533,645)       463,481         267,225

Basic earnings (loss) per share                        (1.24)         (1.49)           .17             .10

Diluted earnings (loss) per share                      (1.24)         (1.49)           .15             .09


The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

NOTE 10. INCOME TAXES

At December 31, 1997 and 1996, the Company had deferred tax assets amounting to approximately $5,100,000 and $4,200,000, respectively. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and temporary differences in depreciation and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $900,000 in 1997 and did not change materially for 1996. The net change for 1997 is primarily due to the recording of the increase of net operating loss carryforwards.

Recoveries for income taxes differs from the amount of income tax recoveries determined by applying the applicable U.S. statutory Federal income tax rate to the pretax loss as a result of the increase in the valuation allowance to offset the increase in the deferred tax assets.

There is no income tax payable at December 31, 1996, because of the usage of net operating loss carryforwards.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 10. INCOME TAXES (CONTINUED)

The  net  operating   loss  and  credit  for  increasing   research   activities
carryforwards as of December 31, 1997, expire as follows:


                                                                                       INCREASING RESEARCH
                                           APPROXIMATE NET OPERATING                   ACTIVITIES BOOK/TAX
                                               LOSS CARRYFORWARD                             CREDITS
                  -----------------------------------------------------------       -----------------------
                            STATE LOSS           FEDERAL LOSS
                              AMOUNT                AMOUNT             TAX EFFECT          TAX EFFECT
1999              $        2,537,000                     -               122,000                3,800
2000                               -             1,930,000               656,000               37,200
2001                       2,400,000             1,835,000               739,000               37,500
2002                               -             1,132,000               385,000                1,400
2003                       1,480,000             2,086,000               780,000               25,100
2004                         315,000               390,000               148,000                    -
2005                         161,000               278,000               102,000                    -
2006                               -                50,000                17,000                    -
2007                               -                26,000                 9,000                    -
2008                               -                88,000                30,000                    -
2009                               -             2,760,000               938,000                    -
2017                               -             2,400,000               816,000                    -
                  -----------------------------------------------------------------------------------
                  $        6,893,000            12,975,000             4,742,000              105,000
                  ===================================================================================

The capital loss carryforwards of approximately $271,000, tax effect of $105,000, expire in 1998.

The deduction of federal net operating loss carryforwards is limited to approximately $3,962,000 as of December 31, 1997. This limitation is based on an annual limitation of $460,000 plus available carryover of $654,000 and losses incurred subsequent to 1992 of $5,248,000. In addition, should the sale of the Company discussed in Note 16 occur, there may be additional limitations.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used by the Company in determining its fair value disclosures for financial investments:

Cash and cash equivalents. The carrying amount reported in the balance sheet approximates fair value.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Long-term debt including current maturities and stockholder payable. The floating-rate long-term debt approximates its fair value. The fair value of the fixed-rate stockholder payable is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are:

                                                                   CARRYING            FAIR
                                                                    AMOUNT             VALUE
                                                                    ------             -----
    Cash and cash equivalents                                  $        74,078   $        74,078
    Long-term debt, including current
        maturities                                             $     5,220,433   $     5,220,433
    Stockholder payable and accrued interest                   $     2,290,991   $     2,198,846


NOTE 12. GEOGRAPHIC SEGMENT REPORTING

The Company sells its products throughout the world. The Company's export sales from U.S. operations for 1997 and 1996 totaled $1,651,451 and $2,295,066, respectively which represent 21 percent and 28 percent of total sales in each of those years. Accounts receivable related to these scales is $878,000 and $1,033,000 at December 31, 1997 and 1996, respectively.

Geographic information for the year ended December 31, 1997, is presented in the following table. Transfers between geographic area are accounted for at amounts that are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Operating income by geographic segment does not include an allocation of general corporate expenses which are included in United States operations. Identifiable assets are those that can be directly associated with a particular geographic area and include intangible assets.

    Customer sales:

        Brazil                                         $        87,330
        India                                                        -
        Mexico                                                       -
        USA                                                  8,531,533
        Eliminations                                                 -
                                                       ---------------
           Consolidated                                $     8,618,863
                                                       ===============

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 12. GEOGRAPHIC SEGMENT REPORTING (CONTINUED)

    Intercompany sales
        Brazil                                        $             -
        India                                                   3,362
        Mexico                                                      -
        USA                                                   134,105
        Eliminations                                         (137,467)
                                                      ---------------
           Consolidated                               $             -
                                                      ===============

    Loss before taxes:
        Brazil                                        $       (48,226)
        India                                                 (35,055)
        Mexico                                                      -
        USA                                                (3,674,679)
        Eliminations                                          (10,058)
                                                      ---------------
           Consolidated                               $    (3,768,018)
                                                      ===============

    Assets:
        Brazil                                        $       436,105
        India                                               1,601,084
        Mexico                                              2,381,085
        USA                                                 9,564,445
        Eliminations                                         (153,106)
                                                      ---------------
           Consolidated                               $    13,829,613
                                                      ===============

The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its methods of operations abroad. However, the Company closely reviews its methods of operations, particularly in less developed countries, and adopts strategies responsive to changing economic and political conditions.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation. The Company is involved in litigation in the ordinary course of business. Management believes, after consulting with legal counsel, that the ultimate outcome of this litigation will not result in a material adverse impact on the Company's financial statements.

The Company has been notified by a competitor asserting that the Company is in violation of a certain patent which relates the single-stick lancet product. The Company believes it is indemnified under an agreement with a supplier and its agreement with Ulster Scientific, Inc. for the purchase of patents. Management intends to vigorously contest the competitor's assertion and cannot estimate the potential liability, if any, at this time.

Consulting Agreement. Effective March 1, 1996, the Company entered into a one year consulting agreement, which can be extended annually, with a major stockholder. Payments under the agreement are $4,167 per month.

Profit Sharing/Savings Plan. The Company has a voluntary profit sharing/savings plan (Plan) covering substantially all employees residing in the United States over age 21 and who have been employed at least six months by the Company. The Plan is qualified under section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions and discretionary Company profit sharing/savings plan contributions. The Company matches employee contributions at a rate of 50 percent of their contributions up to 3 percent of their base pay. In addition, the Plan provides that the Company may pay for certain administrative costs of the Plan. For 1997 and 1996, there were no Company profit sharing contributions. Company matching contributions and administrative expenses for 1997 and 1996 were approximately $36,000 and $24,500, respectively.

NOTE 14. PRODUCT LINE RESTRUCTURING AND INVENTORY REDUCTION

During the fourth quarter of 1997, the Company implemented a new strategy of focusing its marketing efforts for sutures mainly on domestic accounts (See Note
18). This new strategy lead to a review of the product lines manufactured by the Company and inventories held by the Company in certain cases for more than three years. These inventories had been purchased or manufactured to service a clientele that failed to grow, thereby putting the value of such inventories in question. After attempting with limited success, to sell these inventories at any price below the costs necessary is some cases to finish the product, the Company elected to write off the items in question as of December 31, 1997. The resultant product line restructuring charge was $2,855,012.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 14. PRODUCT LINE RESTRUCTURING AND INVENTORY REDUCTION (CONTINUED)

Also in 1997, the Company attempted to launch a new product into the diagnostic market. This effort was unsuccessful. The costs of the product purchased for his effort, along with the costs attributable to abandoning certain international markets resulted in a product line restructuring charge of $477,268 for 1997.

During 1997 and 1996, the Company experienced reductions in its cost to manufacture certain products mainly from favorable shifts in overhead, labor, and exchange rates. In order to more accurately reflect the new cost structure inventory carrying amounts were reduced and cost of sales increased by approximately $770,000 in 1997 and $300,000 in 1996.

NOTE 15. ACQUISITIONS AND JOINT VENTURES

On March 4, 1996, the Company completed an acquisition of three product lines from Ulster Scientific, Inc. (USI), a New York corporation. The acquisition was accounted for under the purchase method. USI was a wholesale distributor of medical supplies. The Company paid $248,000 cash, assumed $320,000 in supplier liabilities, and agreed to terms on a consulting and royalty contract with payments of 2 percent or more of certain Ulster sales over eight years and with minimum payments of $90,000 per year for the next five years. In addition, the Company issued 200,000 warrants to the seller, 150,000 of which are contingent upon future product sales. The Company acquired, in addition to inventory and equipment, the rights to sell Ulster product lines, trademarks, and other intangible assets. All intangibles are amortized over eight years.

On May 12, 1997, the Company acquired 100 percent of the stock of ProTec Containers, Inc. a Florida corporation. The acquisition was accounted for under the purchase method. ProTec is a manufacturer of containers for the disposal of used medical "sharps", such as hypodermic needles. The Company paid $250,000 in cash to the owner of the ProTec for manufacturing molds, and issued 200,000 shares of its common stock, valued at $835,980 and issued notes totaling approximately $515,328 in exchange for all outstanding shares of ProTec. All intangibles are amortized over ten years.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 15. ACQUISITIONS AND JOINT VENTURES (CONTINUED)

As a result of the acquisition of ProTec, the Company had the following non-cash activity:

    Assets acquired:
        Accounts receivable, net                           $       179,830
        Inventory                                                   13,000
        Fixed assets                                                77,854
        Intangible assets                                        1,164,091
        Other                                                        9,051
                                                           ---------------
                                                                 1,443,826

    Liabilities assumed:
        Accounts payable and accrued liabilities                   (86,807)
        Notes payable                                              (30,795)
                                                           ---------------
                                                                  (117,602)

    Notes payable issued                                          (515,328)
    Value of common stock issued                                  (835,980)
                                                           ---------------
    Cash acquired                                          $       (25,084)
                                                           ===============

The proforma results of operations for the year ended December 31, 1997 and 1996, as though the companies had been combined at the beginning of that period is as follows:

                                                                               1997              1996

    Net sales                                                            $     9,035,443         9,289,455
                                                                         =================================

    Net earnings (loss)                                                  $    (3,698,478)          648,923
                                                                         =================================

    Weighted  average  number  of common  and
    common  equivalent  shares outstanding:
           Basic                                                         $     2,996,612         2,877,698
                                                                         =================================
           Dilutive                                                      $     2,996,612         3,268,113
                                                                         =================================

    Net earnings (loss) per common and common equivalent share:
           Basic                                                         $         (1.23)              .23
                                                                         =================================
           Dilutive                                                      $         (1.23)              .20
                                                                         =================================

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 15. ACQUISITIONS AND JOINT VENTURES (CONTINUED)

In 1996, the Company formed a joint venture with Serral, S.A de C.V., a Mexican Corporation, to produce needles. The joint venture is an equal partnership, with each partner retaining ownership of the equipment it provides. As of December 31, 1997, the venture was still in the process of setting up the equipment and configuring the production process.

In May 1997, the Company entered into another joint venture with two individuals in Brazil to manufacture and market sutures into international markets. The Company owns 51 percent of the venture. The venture assumed the suture operations of a pre-existing Brazilian company, Medical Express Ltda. The new venture did not become operational until October 1, 1997.

On January 9, 1997, the Company became the majority shareholder in a new joint manufacturing venture based in Cochin, India. The venture, which manufactures syringes, hypodermic needles, and components for other Company products, acquired the basic equipment required for the process, as well as a 22,000 square-foot facility and began operations in November 1997. The venture will market the products through Lukens and the two minority shareholders, who are all current distribution partners of Lukens, in various parts of the world.

NOTE 16. SUBSEQUENT EVENT

On February 20, 1998, the Company announced that it was negotiating the sale of the Company to an unnamed third party. The proposal most recently received by the Company contemplates a merger pursuant to which existing shareholders of Lukens would receive approximately $4.00 in cash for each share of Lukens Common Stock. No definitive terms have, as yet, been agreed upon and the proposal is, and any other matters are subject to further review by both boards, the completion of due diligence reviews and the negotiation and execution of definitive agreements. No assurance can be given that the current negotiations will result in any transaction or as to the ultimate terms or timing of any such transaction.

LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 17. GOING CONCERN CONSIDERATIONS (UNAUDITED)

The Company produced a net loss in 1997. At December 31, 1997, current liabilities exceed current assets, the Company is in arrears on its note payments to the bank and has violated its debt covenants. The bank has not granted a waiver on any default by the Company. However, the bank has stated that as long as the Company adheres to the payment plan submitted, no action will be taken. Total long-term debt to the bank and a major stockholder has increased over 1996 levels. Some of these borrowings have been used to acquire a subsidiary and to fund the start up of joint ventures causing an increase in intangible and other assets. The Company's capacity to meet its obligations and its viability as a going concern is dependent upon several factors, such as returning to profitability, developing adequate liquidity, adhering to debt covenants and required payments, possible debt restructuring or sale (see Note
16).

In 1997,  the  Company  implemented  a major  strategic  shift in its  marketing approach regarding its largest product line, sutures. This shift, away from lower priced markets where the Company had been successful in securing new business to a focus on certain domestic accounts, was a result of the Company's desire to improve margins, reduce inventory requirements, and provide a more consistent order flow. While the Company intends to utilize its Brazilian facility to continue to service selected international customers, many unprofitable markets will be abandoned. This strategy led to a significant write-off of inventory at the end of 1997.

In 1997, the Company also expanded its product lines further with the acquisition of ProTec Containers, Inc., and brought its facility in Cochin, India on-line for the manufacture of certain key raw materials. These actions provide an opportunity to increase revenues and overall margins. Cash flow projections by management anticipate more abundant cash becoming available in May 1998.

While the Company has been successful in increasing its orders in the new areas of focus, and has been successful in producing certain raw materials at a lower cost, there can be no assurance that the Company efforts will result in profitability from operations consistently in the future. Additionally, the Company's write-off of inventory makes the expansion of its credit lines unlikely in the near term, and the financing of continued internal growth and acquisitions difficult.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LUKENS MEDICAL CORPORATION

                                               By:   /s/ Robert S. Huffstodt
                                                  ------------------------------
                                                  Robert S. Huffstodt, President

                                               Date:  March 30, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE AND TITLE                                          DATE

         /s/ Robert S. Huffstodt                                  March 30, 1998
--------------------------------------------------------------
Robert S. Huffstodt
President and Chief Executive Officer (Principal
Executive Officer)

         /s/ Michael Sobieski                                     March 30, 1998
--------------------------------------------------------------
Michael Sobieski
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

         /s/ John H. Robinson                                     March 30, 1998
--------------------------------------------------------------
John H. Robinson
Director

         /s/ Robert L. Priddy                                     March 30, 1998
--------------------------------------------------------------
Robert L. Priddy
Chairman of the Board of Directors

         /s/ John Holmes                                          March 30, 1998
--------------------------------------------------------------
John Holmes
Director

                                  Exhibit Index

Exhibit No.                    Description                                       Page #
-----------                    -----------                                       ------

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

10.2            1992 Stock Option Plan (1)

10.3*           Exclusive  Distributorship  Agreement between the Registrant and
                Meadox Medicals, Inc. (1)

10.4*           Exclusive  Distributorship  Agreement between the Registrant and
                Cottrell Limited (1)

10.5*           Exclusive  Distributorship  Agreement between the Registrant and
                Convergenza, as amended (1)

10.6*           Exclusive  Distributorship  Agreement between the Registrant and
                HP-medica GmbH (1)

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

10.9            Employment Agreement between the Registrant and James A. Wimbush
                (1)

10.10           Employment  Agreements between the Registrant and each of Steven
                J. Schroeder, Robert S. Huffstodt, Scott Henderson and Donald E.
                Lawson (1)

10.11*          Collaborative  Development  Agreement between the Registrant and
                Medisorb Technologies International, L.P. (1)

10.12           Lease for Registrant's facility (1)

10.13           Form  of  Consulting   Agreement   between  the  Registrant  and
                Commonwealth Associates, Inc. (1)

10.14*          Exclusive  Distributorship  Agreement between the Registrant and
                Core Dynamics, Inc. (3)

10.15           Consulting  Agreement  between  the  Registrant  and  Kronenthal
                Associates (3)

10.16*          Exclusive  Patent License  Agreement  between the Registrant and
                Innovative Surgical Technology, Inc. (4)

10.17 Agreement, dated November 19, 1992, between Sunwest Bank and Albuquerque, National Association, and Lukens Medical Corporation, a New Mexico corporation, together with promissory note, as amended, security agreements and mortgages executed pursuant thereto (5)

10.18* Amendment No. 1, dated as of May 17, 1994, to Exclusive Patent License Agreement, dated August 9, 1993, between Lukens Medical Corporation, a New Mexico corporation, and Innovative Surgical Technology, Inc. (5)

10.19*          Manufacturing  Agreement,   dated  May  26,  1994,  between  the
                Registrant and West Texas Engineering, Inc. (5)

10.20* Supply Agreement, dated June 29, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Farman Companies, Inc. d.b.a. Veterinary Products Laboratories (5)

10.21 Business Loan and Security Agreement, dated July 27, 1994 (the "Sunwest Loan Agreement") as amended pursuant to the Third Amendment thereto, dated as of January 31, 1995, among the Registrant, Lukens Medical Corporation (a New Mexico corporation formerly known as Lukens Corporation) and Sunwest Bank of Albuquerque, N.A., together with promissory notes, guaranty and security agreements executed pursuant thereto (5)

10.22* Exclusive Distribution Agreement, dated October 7, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Dentsply International Inc. (5)

10.23           Amendment  No. 3, dated as of  November  2, 1994,  to 1992 Stock
                Option Plan (5)

10.24* Supplier/Distributor Agreement, dated November 14, 1994, between Lukens Medical Corporation, a New Mexico corporation, and Henry Schein, Inc. (5)

10.25           Amendment  No. 4, dated as of  January  3,  1995,  to 1992 Stock
                Option Plan (5)

10.26 Promissory Note of the Company to John H. Robinson, dated as of April 13, 1995, in the original principal amount of $400,000; Commitment letter of John H. Robinson, dated as of April 13, 1995 (5)

10.27 Warrant, dated as of April 13, 1995, granted by Lukens Medical Corporation, a Delaware corporation, to John H. Robinson

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

10.32           Distribution  Agreement,  dated  as of  March  5,  1996,  by and
                between   Guest  Elchrom   Scientific  AG  and  Lukens   Medical
                Corporation, a New Mexico corporation

10.33 Agreement of Purchase and Sale of Assets, dated as of March 4, 1996 by and among the Company, Ulster Scientific, Inc. and Peter
                F. Lordi, Jr. (6)

10.34 Lease Agreement, dated as of March 5, 1996, between Ulster Scientific, Inc., a New York corporation, Peter F. Lordi, Jr. and Lukens Medical Corporation, a New Mexico corporation (6)

10.35           Consulting  Agreement,  dated as of March 5, 1996, between Peter
                F. Lordi, Jr. and Lukens Medical Corporation, a New Mexico corporation (6)

10.36 Warrant, dated as of March 5, 1996, granted by Lukens Medical Corporation, a Delaware corporation, to Peter F. Lordi, Jr. (6)

10.37 Lease between Kenneth I. White, as landlord, and Lukens Medical Corporation, as tenant, dated May 31, 1996 (7)

10.38 Joint Venture/Stockholders' Agreement, dated as of February 21, 1997, between Lukens Medical Products Private Limited and the stockholders of the company listed on the signature page thereto. (8)

10.39 Letter Agreement, dated as of February 28, 1997, between Lukens Medical Corporation and John H. Robinson; Promissory Note of Lukens Medical Corporation dated as of February 28, 1997 to John
                H. Robinson in the amount of $150,000; and Warrant Agreement between Lukens Medical Corporation and John H. Robinson, dated as of February 28, 1997 (8)

10.40 Letter Agreement, dated as of February 28, 1997, between Lukens Medical Corporation and Robert L. Priddy; Promissory Note of Lukens Medical Corporation dated as of February 28, 1997 to Robert L. Priddy in the amount of $150,000; and Warrant
                Agreement between Lukens Medical Corporation and Robert L. Priddy, dated as of February 28, 1997 (8)

10.41           Agreement  of  Merger  and  Reorganization,  dated as of May 12,
                1997, by and among Lukens Medical Corporation, Pro-Tec Containers, Inc., a Florida corporation, Treesa Spencer, and PTC Merger Corp., a Florida corporation, and the exhibits thereto (other than those exhibits which correspond to agreements listed below. (9)

10.42 Consulting Agreement, dated as of May 23, 1997, between Treesa Spencer and Pro-Tec Containers, Inc., a Florida corporation. (9)

10.43 Non-Transferable Subordinated Promissory Note, dated May 12, 1997, by Registrant to Treesa Spencer. (9)

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

(8) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and are incorporated herein by reference.

(9) These exhibits were filed as exhibits to the Company's Current Report on Form 8-K filed on December 29, 1997, and are incorporated herein by reference.

* Confidential treatment has been granted with respect to portions of these exhibits.