Form 10KSB/A
period 1997-12-31
LUKENS MEDICAL CORP
filed 1998-04-29
CIK 857802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to

      Commission File No. 1-11109

                           LUKENS MEDICAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                        22-2429965
(State or other jurisdiction                (IRS Employer Identification Number)
      of incorporation)

3820 Academy Parkway North NE
Albuquerque, New Mexico                                                87109
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including are code                     (505) 342-9638
                                              ----------------------------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
----------------------------           -----------------------------------------
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

     The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:


     Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
     Item 10 - Executive Compensation.
     Item 11 - Security Ownership of Certain Beneficial Owners and Management.
     Item 12 - Certain Relationships and Related Transactions.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The directors and executive officers of the Company are as follows:

         Name                      Age       Position(s) with the Company
         -------------------       ---       -----------------------------------------------------
         John H. Robinson          75        Director

         Robert S. Huffstodt       39        President, Chief Executive Officer
                                             and Director

         Robert L. Priddy          51        Chairman of the Board of Directors

         John P. Holmes            60        Director

         Michael E. Sobieski       44        Chief Financial Officer and Vice President of Finance

         Gary K. Porter            39        Vice President, Sales and Marketing

     JOHN H. ROBINSON, a director of the Company since April 17, 1995, is a private investor. From 1993 through 1997, Mr. Robinson was an executive officer and director of Commonwealth Associates Management Company, Inc., the sole general partner of Commonwealth Associates, an investment banking firm in New York. Prior to that time, Mr. Robinson was President, Chairman and Chief Executive Officer of The Harper Group, a freight forwarding company. Mr. Robinson is also currently a director of LBU, Inc.

     ROBERT S. HUFFSTODT, has been President and Chief Executive Officer of the Company since November 4, 1994 and a director of the Company since November 1992. He also served as Chairman of the Board from March 1, 1995 through July 6, 1995. Mr. Huffstodt joined the Company as Controller in October 1983.

     ROBERT L. PRIDDY, a director of the Company since March 1, 1995, has been Chairman of the Board since December 1997. Mr. Priddy is a private investor. Since June 1993, Mr. Priddy has been on the Board of Directors of Airtran Holdings, formerly known as ValuJet, Inc. Since June 1997, Mr. Priddy has been on the Board of Directors of AccuMed International.

     JOHN P. HOLMES, a director of the Company since January 1998, and is currently President of John P. Holmes & Company, Inc., a merchant banking firm. He is a former chairman of the Management Committee of Oppenheimer & Company. Mr. Holmes is also currently a director of Penn Octane Corporation.

     MICHAEL E. SOBIESKI, joined the Company as Chief Financial Officer and Vice President of Finance in December 1997. Prior to that time, Mr. Sobieski was corporate controller of Cotrell Ltd., a medical device company, from February 1997 through November 1997. During 1996, Mr. Sobieski was engaged in an entrepreneurial venture. From 1974 through February 1996, Mr. Sobieski held various financial support positions at Storage Technology Corporation.

     GARY K. PORTER, JR. joined the Company in 1994 and has been Vice President of Sales and Marketing since 1995. Prior to joining the Company, Mr. Porter was a manager in the Sales and Marketing Department of Deknatel, Inc.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based on the Company's review of reports filed by Directors, Executive Officers and 10% shareholders of the Company on Forms 3, 4 and 5 pursuant to Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 1997 except that (I) Mr. Robinson failed to timely file two reports on Form 4 to report the acquisition of certain warrants from the Company, (ii) Mr. Priddy failed to timely file two reports on Form 4 to report the aquisition of certain warrants from the Company and one report on Form 4 to report the sale of certain shares of the Company's Common Stock, (iii) Mr. Holmes failed to timely file a report on Form 3 to report his appointent to the Board of Directors of the Company, (iv) Mr. Huffstodt failed to timely file a report on Form 4 to report the exercise of certain employee stock options and (v) Mr. Sobieski failed to timely file a report on Form 3 to report his appointment as Chief Financial Officer of the Company. All such delinquent reports have been filed.

ITEM 10.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information with respect to the aggregate compensation paid and accrued by the Company for services rendered in all capacities to the Company during the years ended December 31, 1995, 1996, and 1997 for the Company's Chief Executive Officer (the "Named Executive Officer"). No other Executive Officer of the Company received annual compensation from the Company in excess of $100,000 for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                  Annual Compensation                 Compensation
                                  -------------------                 ------------
                                                                Securities
                                                                Underlying      All Other
Name and Principal Position     Year   Salary    Bonus   Other    Options    Compensation(1)
---------------------------     ----   ------    -----   -----    -------    --------------
Robert S. Huffstodt, ........   1997   $163,350   -0-     -0-     100,000     $  4,750
President and Chief Executive   1996   $148,500   -0-     -0-      30,000     $  4,455
Officer .....................   1995   $135,000   -0-     -0-      45,000     $  4,050


----------
(1)  Represents Company contributions to 401(k) Plan.

     EMPLOYMENT AGREEMENT. On January 10, 1995, the Company entered into a new employment agreement with Robert S. Huffstodt, the Company's President and Chief Executive Officer. The Employment Agreement has a term of three years and automatically renews for successive one-year terms thereafter unless notice to not renew is provided not less than six months prior to the end of such term. Mr. Huffstodt is currently paid a salary of $163,350 per annum with increases to be provided subject to annual review by the Board and based upon a cost of living adjustment and the net income of the Company. Mr. Huffstodt was granted options to purchase 15,000 shares of Common Stock (which vest in equal installments over a four-year period) in connection with the Employment Agreement and is entitled to receive a bonus of up to 35% of his base salary based upon the Company achieving certain performance targets established jointly by Mr. Huffstodt and the Board. Mr. Huffstodt has also agreed to certain confidentiality provisions and not to directly or indirectly engage in a competing business or solicit the Company's customers or employees for two years from the termination of his employment with the Company.

     1992 STOCK OPTION PLAN. In March 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") which currently covers 850,000 shares of the Company's Common Stock, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Plan, which expires on March 10, 2002, is administered by the Compensation Committee. Options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. A total of 751,325 shares of Common Stock are presently subject to outstanding options under the plan.

     The following table sets forth information with respect to grants of stock options during the year ended December 31, 1997 to the Named Executive Officer:

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                           Number of                 Percent of Total
                           Securities                Options Granted to
                           Underlying Options        Employees in              Exercise or
Name                       Granted                   Fiscal Year               Base Price        Expiration Date
----                       ------------------        ------------------        -----------       ---------------
Robert S. Huffstodt                 50,000(1)            30.4 %                $5.00             01/01/02
                                    50,000(2)            30.4 %                $6.25(3)          02/21/01

----------
(1) Vest in equal monthly installments over a four-year period beginning January 2, 1997.
(2) Vest in equal monthly installments over a four-year period beginning March 21, 1997.
(3) Originally issued at an exercise price of $8.25 per share and subsequently repriced to $6.25 per share.


     The following table sets forth information with respect to each exercise of stock options during the year ended December 31, 1997 and the value of unexercised options at that date for the Named Executive Officer.

 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE TABLE

                                                                       Number of
                                                                       Securities
                                                                       Underlying
                                                                       Unexercised           Value of Unexercised
                                                                       Options/SARs at       In-the-Money
                                                                       FY-End                Options/SARs at FY-
                           Shares Acquired                             Exercisable/          End Exercisable/
Name                       on Exercise           Value Received        Unexercisable         Unexercisable
----                       ---------------       --------------        ---------------       --------------------
Robert S. Huffstodt           22,846                $67,885            60,313/114,687          $2,735/$0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Set forth below is information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock of the Company, based on information provided to the Company, each Director of the Company, the Named Executive Officer and all Executive Officers and Directors of the Company as a group as of March 31, 1998:

         Name and Address of                                  Nature and Amount of
         Beneficial Owner                                     Beneficial Ownership (1)       Percentage of Class
         ----------------                                     ------------------------       -------------------
         John H. Robinson                                     927,000(2)                         26.1%
         RJH Enterprises
         260 Townsend Street, 2nd Floor
         San Francisco, CA  94107

         Robert L. Priddy                                     493,300(3)                         15.2%
         3435 Kingsboro Road #1601
         Atlanta, GA  30326

         Robert S. Huffstodt                                   85,349(4)                          2.7%
         Lukens Medical Corporation
         3820 Academy Parkway North NE
         Albuquerque, NM 87109

         John P. Holmes                                       119,500(5)                          3.8%
         John P. Homes & Company, Inc.
         P.O. Box 428
         Shelter Island Heights, NY 11965

         All officers and directors as a group                1,646,749(6)                       42.7%
         (6 persons)

----------

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to shares of Common Stock beneficially owned by them.

(2) Includes immediately exercisable warrants to purchase 450,000 shares of Common Stock. Includes currently exercisable options to purchase 6,000 shares of Common Stock.

(3) Includes immediately exercisable warrants to purchase 50,000 shares of Common Stock and currently exercisable options to purchase 106,000 shares of Common Stock.

(4) Includes options exercisable within 60 days to purchase 77,292 shares of Common Stock.

(5) Includes immediately exercisable options to purchase 50,000 shares of Common Stock. The shares of Common Stock are owned by John P. Holmes & Company, Inc., a company controlled by Mr. Holmes.

(6)  See footnotes 2 through 5 hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 13, 1995, the Company entered into an agreement with John H. Robinson, a director of the Company, whereby Mr. Robinson (i) loaned $400,000 to the Company (the "April Loan"), (ii) agreed to purchase, at the Company's request at any time prior to March 31, 1996, up to $500,000 of the Company's Common Stock at the market price at the time of such investment, and (iii) was issued 400,000 five-year warrants to purchase Common Stock at an exercise price of $1.10 per share. The April Loan bears interest at the rate of 8% per annum, and all principal and interest accrued during the term thereof is deferred and payable on April 15, 1999. Proceeds of the April Loan were used to reduce the Company's outstanding indebtedness under its line of credit with its lending bank by $350,000 and the remainder was used for general corporate purposes. On September 11, 1995, Mr. Robinson loaned the Company an additional $250,000 to partially finance the payoff of certain capitalized leases in respect of equipment (the "Buyout Loan"). The Buyout Loan bears interest at the rate of 8% per annum and all principal and interest accrued during the term thereof is deferred and payable in October, 1999. On March 5, 1996, Mr. Robinson loaned the Company $400,000 to fund a portion of the purchase price relating to the Company's acquisition of three product lines from Ulster Scientific, Inc. (the "Acquisition Loan"). The Acquisition Loan bears interest at the rate of 10% per annum and all principal and interest accrued during the term thereof is deferred and payable on September 5, 2000. Repayment of the April Loan, the Buyout Loan and the Acquisition Loan are subordinated to the Company's line of credit with its lending bank. At the request of the Company's lending bank, the previous maturity dates thereunder were extended for two additional years to the maturity dates reflected above.

     As of March 1, 1996, the Company entered into a consulting agreement with John H. Robinson, a director of the Company. Such consulting agreement has a term of one year and thereafter automatically renews for additional one-year periods unless previously canceled by either party. Mr. Robinson is entitled to receive approximately $50,000 per year pursuant to the terms of such consulting agreement. Such consulting agreement is terminable by either party at any time after the first year upon 60 days' prior written notice. Mr. Robinson's consulting agreement is still in effect.

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

                                              Date: April 29, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE AND TITLE                                                   DATE
         /s/ Robert S. Huffstodt                                           April 29, 1998
-------------------------------------------------------------------
Robert S. Huffstodt
President and Chief Executive Officer (Principal Executive Officer)

         /s/ Michael Sobieski                                              April 29, 1998
-------------------------------------------------------------------
Michael Sobieski
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

         /s/ John H. Robinson                                              April 29, 1998
-------------------------------------------------------------------
John H. Robinson
Director

         /s/ Robert L. Priddy                                              April 29, 1998
-------------------------------------------------------------------
Robert L. Priddy
Chairman of the Board of Directors

         /s/ John P. Holmes                                                April 29, 1998
-------------------------------------------------------------------
John P. Holmes
Director