Form 10QSB
period 1998-03-31
LUKENS MEDICAL CORP
filed 1998-05-14
CIK 857802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                        March 31, 1998
For the quarterly period ended .................................................

                                       or

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  .................. TO ..........................

                             1-11109

Commission File Number .........................................................

                           Lukens Medical Corporation
 ...............................................................................
             (Exact name of registrant as specified in its charter.)

                Delaware                          22-2429965

 ...............................................................................
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     3820 Academy Parkway North NE, Albuquerque, NM          87109
 ...............................................................................
         (Address of principal executive offices)            (Zip Code)

                                                     (505) 342-9638
Issuer's telephone number, including area code .................................

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                   No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding at March 31, 1998
 .............................                     ------------------------------
 Common Stock, $.01 Par Value                           3,093,359 Shares

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets                              3

                    Consolidated Statements of Operations                    4

                    Consolidated Statements of Cash Flows                    5

                    Notes to Consolidated Financial Statements             6-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8-9

PART II   OTHER INFORMATION

          Item 2.        Changes in Securities                               9

          Item 3.        Defaults Upon Senior Securities                     9

          Item 5.        Other Matters                                       9

          Item 6.        Exhibits and Report on Form 8-K                    10

SIGNATURES                                                                  11

                           LUKENS MEDICAL CORPORATION
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (UNAUDITED)           AUDITED
                                                                                       MARCH 31,          DECEMBER 31,
                                   ASSETS                                                1998                1997
                                   ------                                            -------------       ------------
      CURRENT ASSETS:
           Cash and cash equivalents                                                        $53,882            $74,048
           Accounts Receivable, net of allowance for doubtful                            $2,262,518         $1,836,542
                accounts of $40,000 as of December 31,1997 and
                $40,00 as of March 31,1998
           Inventory                                                                     $5,333,559         $5,105,900
           Prepaid Expenses                                                                $138,846           $127,080
                                                                                    ----------------   ----------------
              TOTAL CURRENT ASSETS                                                       $7,788,805         $7,143,570

           Land, building and equipment, net of accumulated                              $3,542,600         $3,599,150
                depreciation  of $1,963,377as of December 31,1997
                 and depreciation  of $2,069,927 as of March 31,1998

            Intangible assets and Investments in Joint Ventures,                         $2,899,224         $3,001,139
                net of amortization  of $1,283,569 as of December 31,1997
                 and net of amortization  of $1,385,484 as of March 31,1998
           Other assets                                                                     $85,754            $85,754
                                                                                    ================   ================
              TOTAL ASSETS                                                              $14,316,383        $13,829,613
                                                                                    ================   ================



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
      CURRENT LIABILITIES:
        Accounts payable                                                                 $1,953,128         $1,864,832
        Accrued liabilities                                                                $134,783           $138,016
        Current maturities of long term debt                                             $5,065,341         $5,146,950
        Current maturities of obligations under capital leases                             $146,893           $146,893
                                                                                    ----------------   ----------------
              TOTAL CURRENT LIABILITIES                                                  $7,300,145         $7,296,691

        Long-term debt, excluding current maturities                                        $58,483            $73,483
        Stockholder Payable                                                              $2,315,991         $2,290,991
        Obligations under cap leases, excl current maturities                              $223,027           $266,256
                                                                                    ----------------   ----------------
              TOTAL LIABILITIES                                                          $9,897,646         $9,927,421

        Minority interest                                                                  $129,531           $129,531


      STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value, authorized                                            $30,934            $30,434
             20,000,000 shares: issued and outstanding
             3,093,359 shares as of December 31,1997and 3,300,130
             as of March 31, 1998.
        Additional paid-in capital                                                      $18,725,535        $18,525,035
        Accumulated Deficit + foreign Currency Adjustment                              $(14,467,283)      ($14,783,808)
                                                                                    ----------------   ----------------
           Total stockholders' equity                                                    $4,289,206         $3,772,661
                                                                                    ----------------   ----------------

           Total liabilities and stockholders' equity                                   $14,316,383        $13,829,613
                                                                                    ================   ================

                           LUKENS MEDICAL CORPORATION
                           --------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                    UNAUDITED
                                    ---------

                                                    THREE MONTHS ENDED
                                                         MARCH 31,

                                                    1998             1997
                                              --------------    --------------
 SALES                                           $2,658,933        $2,403,939
 Cost of sales                                   $1,624,062        $1,638,284
                                              --------------    --------------
      GROSS PROFIT                               $1,034,871          $765,655
                                              --------------    --------------

 Selling expenses                                  $227,004          $228,374
 General and administrative expenses               $351,808          $218,758
 Research and development expenses                  $17,098           $12,020
                                              --------------    --------------
           TOTAL OPERATING EXPENSES                $595,910          $459,152
                                              --------------    --------------
      EARNINGS FROM OPERATIONS                     $438,961          $306,503
                                              --------------    --------------

 OTHER (EXPENSE) INCOME:
      Interest income                                  ($50)          ($1,860)
      Interest expense                             $122,466           $53,466
      Other, net                                         $0            $1,500
                                              --------------    --------------
           TOTAL OTHER (EXPENSE) INCOME            $122,416           $53,106
                                              -------------     --------------
           EARNINGS (LOSS) BEFORE                  $316,545          $253,397
            EXTRAORDINARY ITEMS
 Income tax expense                                      $0                $0

                                              --------------    --------------
           NET EARNINGS (LOSS)                     $316,545          $253,397
                                              ==============    ==============


 Weighted average number of common and common
      equivalent shares outstanding               3,300,130         3,315,737
                                              ==============    ==============

 Income (loss) per common and common                  $0.10             $0.08
      equivalent shares outstanding
                                               ==============    ==============


                                  LUKENS MEDICAL CORPORATION
                                  --------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          UNAUDITED

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1998               1997
                                                             ----------------    -------------
 Cash flows from operations:
    Net earnings (loss)                                             $316,545          $253,397
    Adjustments to reconcile net earnings (loss) to cash
         provided (used) by operating activities:
         Depreciation                                               $106,550           $82,309
         Amortization of intangible assets                          $101,915           $37,049
    Changes in current assets and liabilities:
         Accounts receivable                                       ($425,976)        ($218,117)
         Inventory                                                 ($227,659)          $38,337
         Prepaids                                                   ($11,766)         ($74,849)
         Accounts payable                                           $113,296          ($13,786)
         Accrued liabilities                                         ($3,233)         $165,534
    Change in other assets                                                $0          ($83,606)
                                                             ----------------    -------------

           Net cash provided (used) by operating activities         ($30,328)         $186,268
                                                             ----------------    -------------

 Cash flows from investing activities:
    Purchase of plant and equipment                                 ($50,000)        ($31,547)
    Investment in Joint ventures                                          $0         ($22,913)
    Purchase of intangible assets                                         $0        ($583,689)
                                                             ----------------    -------------

           Net cash used in investing activities                    ($50,000)       ($638,149)
                                                             ----------------    -------------

 Cash flows from financing activities:
    Borrowings on long term debt & obligations under
     capital leases                                                       $0        ($239,470)
    Principal payments on long term debt & obligations
     under capital leases                                          ($139,838)        ($25,783)
    Proceeds from the issuance of common stock and
     equivalents                                                    $200,000          $13,154
                                                             ----------------    -------------

           Net cash provided by financing activities                 $60,162        ($252,099)
                                                             ----------------    -------------

           Net increase (decrease) in cash and cash
             equivalents                                            ($20,166)       ($703,980)

 Cash and cash equivalents at beginning of period                    $74,048         $878,090
                                                             ================    =============

 Cash and cash equivalents at end of period                          $53,882         $174,110
                                                             ================    =============


                           LUKENS MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, sharps containers, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the three-month period ended March 31, 1998 and 1997. The accounting policies followed by the Company are set forth in note (1) of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Inventory
     ---------

     Inventory consists of the following components at:

                                March 31         December 31
                                 1998               1997
                              ----------      ---------------
     Raw Materials            $2,127,718        $1,938,343
     Work-in-Process           1,950,637         1,972,124
     Finished Goods            1,255,204         1,195,433
                              ----------        ----------
                              $5,335,559        $5,105,900
                              ==========        ==========

(3)  Income Taxes

The  net  operating   loss  and  credit  for  increasing   research   activities
carryforwards as of December 31, 1997, expire as follows:

              Approximate                         Increasing Research
             Net Operating                        Activities Book/Tax
          Loss Carryforward                              Credits
          -----------------                              -------

        State Loss    Federal Loss

          Amount         Amount                Tax Effect     Tax Effect
          ------         ------                ----------     ----------

1999    $2,537,000    $    ---                $  122,000     $     3,800
2000        ---        1,930,000                 656,000          37,200
2001     2,400,000     1,835,000                 739,000          37,500
2002        ---        1,132,000                 385,000           1,400
2003     1,480,000     2,086,000                 780,000          25,100
2004       315,000       390,000                 148,000            ---
2005       161,000       278,000                 102,000            ---
2006        ---           50,000                  17,000            ---
2007        ---           26,000                   9,000            ---
2008        ---           88,000                  30,000            ---
2009        ---        2,760,000                 938,000
2017        ---        2,400,000                 816,000            ---

--------------------------------------------------------------------------
        $6,893,000   $12,975,000              $4,742,000        $105,000
        ==========   ===========              ==========        =========


The capital loss carryforwards of approximately $271,000, tax effect of $105,000, expire in 1998.

The deduction of federal net operating loss carryforwards is limited to approximately $3,962,000 as of December 31, 1997. This limitation is based on an annual limitation of $460,000 plus available carryover of $654,000 and losses incurred subsequent to 1992 of $5,248,000. In addition, should the sale of the Company occur (See "Liquidity and Capital Resources"), there may be additional limitations.

Item 2.             Management's Discussion and Analysis of
                   Financial Condition and Results of Operation

                             Results of Operations
                             ---------------------

Three Months Ended March 31, 1998
---------------------------------

Sales increased approximately $255,000 or 11% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997 due mainly to revenue generated from the product lines acquired with Pro-Tec Containers, Inc. in May 1997 (the "Acquisition"), and due to increases in lancet sales.

The gross margin percentage increased due to cost reductions resulting from the manufacture of certain raw materials in India, and the generally higher margins in the Pro-Tec line. The first quarter generated 39% margins compared to 32% last year.

General and Administrative expenses increased $134,000 to $352,000 for the 1998 quarter, versus $228,000 for the 1997 quarter. The majority of this increase was a result of increased amortization expenses relating to the various acquisitions in 1997, and the addition of staff in Brazil. Sales and Marketing expenses were approximately the same for the 1998 and 1997 quarters, and R&D increased $5,000 to $17,000 for the 1998 quarter, versus $12,000 for the 1997 quarter. The increase in R&D expenses reflects the cost of the Company's focus on obtaining ISO Certification in 1998.

As a result of the foregoing, Income from Operations increased 142%, or $132,000, to $439,000 for the 1998 quarter versus Income from Operations of $307,000 for the same quarter in 1997.

Interest expense increased $69,000 from $53,500 in 1997 to $122,000 in 1998 due to an increase in net borrowings to finance the Acquisition in May 1997, and the investment in the Brazil joint venture in September 1997.

As a result of the foregoing, the Company achieved a net profit for the quarter of $316,000, or $.10 per share, for 1998, compared to a net profit of $253,000, or $.08 per share, in 1997.

                         Liquidity and Capital Resources
                         -------------------------------

At March 31, 1998, the Company had cash and cash equivalents of $53,882 and working capital of $488,660.

In August 1997, the Company's lines of credit were renewed through August 31, 1998. As part of this renewal, the balance on the working capital line of credit was increased from $1,000,000 to $1,750,000, and the letter-of-credit line was decreased from $1,500,000 to $1,250,000. As of March 31, 1998, the Company had fully drawn the working capital line, and there were approximately $360,000 in letters-of-credit outstanding relating to raw material purchases, and other general purposes, under the letter of credit line.

During the quarter ended March 31, 1998, the Company was in technical default of certain financial covenants and in payment default under certain of its term loans with its lending bank as more fully described in the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997. In April 1998, the Company cured its payment default under the term loans and its lending bank amended certain of the financial covenants so that the Company is no longer in default under any of its lines of credit.

On April 29, 1998, the Company announced that on April 28, 1998, it entered into an Agreement and Plan of Merger with London-based Medisys PLC ("Medisys"), pursuant to which Medisys would acquire the Company, and the stockholders of the Company would receive $4.00, in cash, for each share of Common Stock of the Company. The consummation of the merger is subject to a number of conditions, including without limitation, approval by the stockholders of the Company, satisfactory completion of due diligence and securing of financing by Medisys sufficient to consummate the merger and the transactions contemplated thereby. The merger is expected to close this summer.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities
          ---------------------

(c)(i) During the most recently completed quarter, the Company issued and sold the following equity securities:

      1. On March 24, 1998, the Company issued 50,000 shares of Common Stock to Medisys at a price of $4.00 per share. The Company subsequently issued an additional 25,000 shares of Common Stock to Medisys in April 1998 at a price of $4.00 per share.

           (ii) The transactions described in this Item 2(c) were effected in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

See Part 1, Item 2 above for a discussion of the Company's defaults under its line of credit with its lending bank, which defaults have been cured.

Item 5.   Other Matters.
          --------------

As discussed in Part I, Item 2 above, on April 28, 1998, the Company entered into a merger agreement with Medisys pursuant to which Medisys would acquire the Company, and the stockholders of the Company would receive $4.00, in cash, for each share of Common Stock of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 (i)   Exhibit 27 - Financial Data Schedule

          (b)    Reports on Form 8-K

On March 6, 1998, the Company filed a Current Report on Form 8-K to report the receipt of an offer to purchase the Company by an unnamed party for $4.00 per share.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LUKENS MEDICAL CORPORATION


Date:  May 14, 1998                By:  /s/ Robert S. Huffstodt
                                      ------------------------------------------
                                        Robert S. Huffstodt
                                        President and Chief Executive Officer



Date:  May 14, 1998                By:  /s/ Michael E. Sobieski
                                      ------------------------------------------
                                        Michael E. Sobieski
                                        Chief Financial Officer