Form 10QSB
period 1998-06-30
LUKENS MEDICAL CORP
filed 1998-08-14
CIK 857802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 1998
                                  -------------

                                       or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________ to   _______



Commission File Number      1-11109
                            --------

                           Lukens Medical Corporation
               --------------------------------------------------
             (Exact name of registrant as specified in its charter.)

          Delaware                                             22-2429965
          --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

    3820 Academy Parkway North NE, Albuquerque, NM             87109
--------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code             (505) 342-9638
                                                          ----------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                             No __


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at June 30, 1998
              -----                             ----------------------------
   Common Stock, $.01 Par Value                      3,093,359 Shares

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page

PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets                            3

                    Consolidated Statements of Operations                  4

                    Consolidated Statements of Cash Flows                  5

                    Notes to Consolidated Financial Statements           6-8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       9-10

PART II  OTHER  INFORMATION

         Item 1.    Legal Proceedings                                     11

         Item 2.    Changes in Securities                                 11

         Item 3.    Defaults Upon Senior Securities                       11

         Item 5.    Other Matters                                         11

         Item 6.    Exhibits and Report on Form 8-K                       11

SIGNATURES                                                                12

LUKENS MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                             UNAUDITED              AUDITED
                                                                              JUNE 30,           DECEMBER 31,
                                                                                 1998                 1997
                                                                           ----------------     -----------------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $6,583               $74,048
     Accounts Receivable, net of allowance for doubtful                         $2,504,342            $1,836,542
          accounts of $40,000 as of December 31,1997
          and $40,00 as of June 30,1998
     Inventory                                                                  $5,822,224            $5,105,900
     Prepaid Expenses                                                             $265,518              $127,080
                                                                           ----------------     -----------------
        TOTAL CURRENT ASSETS                                                    $8,598,667            $7,143,570

     Land, building and equipment, net of accumulated                           $3,446,871            $3,599,150
          depreciation  of $1,963,377as of December 31,1997
          and $2,161,643 as of June 30,1998

     Intangible assets and Investments in Joint Ventures,                       $2,796,551            $3,001,139
          net of amortization  of $1,283,569 as of December 31,1997
          and $1,488,157 as of June 30,1998
     Other assets                                                                  $78,533               $85,754
                                                                           ----------------     -----------------
        TOTAL ASSETS                                                           $14,920,622           $13,829,613
                                                                          ================     =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                              $2,376,924            $1,864,832
  Accrued liabilities                                                             $106,958              $138,016
  Current maturities of long term debt                                          $4,618,840            $5,146,950
  Current maturities of obligations under capital leases                          $139,672              $146,893
        TOTAL CURRENT LIABILITIES                                               $7,242,394            $7,296,691

  Long-term debt, excluding current maturities                                  $1,477,226               $73,483
  Long Term Stockholder Payable                                                 $1,233,075            $2,290,991
  Obligations under cap leases, excl current maturities                           $211,062              $266,256
                                                                           ----------------     -----------------
        TOTAL LIABILITIES                                                      $10,163,757            $9,927,421

  Minority interest                                                               $129,531              $129,531

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized                                         $30,934               $30,434
       20,000,000 shares: issued and outstanding
       3,043,359 shares as of December 31, 1997
       and 3,093,359 as of June 30,1998.
  Additional paid-in capital                                                   $18,725,535           $18,526,035
  Accumulated Deficit                                                        ($14,066,520)         ($14,730,760)
  Foreign Currency Adjustment                                                    ($62,615)             ($53,048)
                                                                           ----------------     -----------------
        TOTAL STOCKHOLDERS' EQUITY                                              $4,757,334            $3,772,661
                                                                           ----------------     -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $14,920,622           $13,829,613
                                                                          ================     =================

                           LUKENS MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                June 30,1998                         JUNE 30,1998
                                                          1998                1997                   1998                1997
                                                          ----                ----                   ----                ----
Sales                                                   $2,839,069           $2,329,859           $5,498,002         $4,733,798
Cost of sales                                           $1,696,981           $1,524,609           $3,321,043         $3,162,893
                                                  ----------------    -----------------    -----------------    ---------------
     Gross profit                                       $1,142,088             $805,250           $2,176,959         $1,570,905
                                                  ----------------    -----------------    -----------------    ---------------

Selling expenses                                          $220,371             $200,656             $447,375           $429,030
General and administrative expenses                       $395,946             $254,880             $747,754           $473,638
Research and development expenses                          $15,898              $12,881              $32,996            $24,901
                                                  ----------------    -----------------    -----------------    ---------------
          Total operating expenses                        $632,215             $468,417           $1,228,125           $927,569
                                                  ----------------    -----------------    -----------------    ---------------
     Earnings from operations                             $509,873             $336,833             $948,834           $643,336
                                                  ----------------    -----------------    -----------------    ---------------

Other (expense) income:
     Interest income                                            $0             ($2,011)                ($50)           ($3,871)
     Interest expense                                     $167,731              $68,941             $290,197           $122,407
     Other, net                                                 $0             ($5,888)                   $0           ($4,388)
                                                  ----------------    -----------------    -----------------    ---------------
          Total other (expense) income                    $167,731              $61,042             $290,147           $114,148
                                                  ----------------    -----------------    -----------------    ---------------
          Earnings (loss) before extraordinary            $342,142             $275,791             $658,687           $529,188
items

Income tax expense                                              $0                   $0                   $0                 $0
                                                  ----------------    -----------------    -----------------    ---------------
          Net earnings (loss)                             $342,142             $275,791             $658,687           $529,188
                                                  ================    =================    =================    ===============

Basic net earnings (loss) per share                          $0.11                $0.09                $0.21              $0.18
                                                  ================    =================    =================    ===============

Dilutive net earnings (loss) per share                       $0.10                $0.08                $0.19              $0.16
                                                  ================    =================    =================    ===============

Weighted average number of common
    shares outstanding - basic                           3,093,359            2,998,571            3,171,745          2,865,280
                                                  ================    =================    =================    ===============

Weighted average number of common
    and common equivalent shares
    outstanding - dilutive                               3,591,551            3,354,795            3,445,841          3,335,296
                                                  ================    =================    =================    ===============

LUKENS MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED


                                                                   SIX MONTHS             SIX MONTHS
                                                                      ENDED                  ENDED
                                                                    JUNE 30,               JUNE 30,
                                                                      1998                   1997
                                                                  -----------------      ----------------
CASH FLOWS FROM OPERATIONS:
   NET EARNINGS (LOSS)                                                     $658,687              $529,188
   ADJUSTMENTS TO  RECONCILE  NET  EARNINGS
       (LOSS) TO CASH  PROVIDED  (USED) BY
       OPERATING ACTIVITIES:
        Depreciation                                                       $207,832              $209,910
        Amortization of intangible assets                                  $204,588               $82,202
   CHANGES IN CURRENT ASSETS AND LIABILITIES:
        Accounts receivable                                              ($667,800)            ($739,756)
        Inventory                                                        ($716,324)            ($229,153)
        Prepaids                                                         ($138,438)             ($14,310)
        Accounts payable                                                   $512,092              $209,891
        Accrued liabilities                                               ($31,058)               $40,776
   Change in other assets                                                     $7221             ($22,448)
                                                                  -----------------      ----------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                ($36,800)               $66,300
                                                                  -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                                        ($50,000)          ($1,244,228)
   Investment in Joint ventures                                                  $0            ($943,941)
   Purchase of intangible assets                                                 $0            ($435,401)
                                                                  -----------------      ----------------
          NET CASH USED IN INVESTING ACTIVITIES
                                                                          ($50,000)          ($2,623,570)
                                                                  -----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long term debt & obligations under capital                      $0            $1,611,477
leases
   Principal payments on long term debt & obligations under              ($254,265)            $1,175,303
capital leases
   Proceeds from the issuance of common stock and equivalents              $200,000          ($1,000,098)
                                                                  -----------------      ----------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                          ($54,265)            $1,786,682
                                                                  -----------------      ----------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                          ($67,465)            ($770,588)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                            $74,048              $878,090
                                                                  =================      ================
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                                             $6,583              $107,502
                                                                  =================      ================

                           LUKENS MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

                                   (unaudited)


(1) Summary of Significant Accounting Policies

The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, sharps containers, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the six-month period ended June 30, 1998 and 1997. The accounting policies followed by the Company are set forth in note (1) of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2) Inventory

Inventory consists of the following components at:

                                        June 30,           December 31
                                         1998                 1997
                                         ----                 ----

         Raw Materials               $2,154,812            $1,938,343
         Work-in-Process              1,972,124             1,972,124
         Finished Goods               1,428,105             1,261,603
         Inventory Reserve              (66,170)              (66,170)
                                    ------------          -------------
                                     $5,822,224            $5,105,900
                                    ============          =============

(3) Income Taxes

The  net  operating   loss  and  credit  for  increasing   research   activities
carryforwards as of December 31, 1997, expire as follows:

               Approximate                              Increasing Research
              Net Operating                             Activities Book/Tax
           Loss Carryforward                                  Credits
           -----------------                                  -------

               State Loss        Federal Loss
                 Amount             Amount           Tax Effect       Tax Effect
                 ------             ------           ----------       ----------

    1999       $2,537,000      $       ---          $ 122,000         $ 3,800
    2000          ---              1,930,000          656,000          37,200
    2001        2,400,000          1,835,000          739,000          37,500
    2002          ---              1,132,000          385,000           1,400
    2003        1,480,000          2,086,000          780,000          25,100
    2004          315,000            390,000          148,000            ---
    2005          161,000            278,000          102,000            ---
    2006          ---                 50,000           17,000            ---
    2007          ---                 26,000            9,000            ---
    2008          ---                 88,000           30,000            ---
    2009          ---              2,760,000          938,000
    2017          ---              2,400,000          816,000            ---

           ---------------------------------------------------------------------
              $6,893,000        $12,975,000         $4,742,000       $105,000
              ==========        ===========         ==========       ===========


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

(4)      Pending Litigation

Owen Mumford Ltd. ("Owen Mumford"), one of the Company's competitors, filed a complaint in the United States District Court for the Eastern District of Virginia, Richmond Division on April 29, 1998 and served a summons and complaint on the Company on June 1, 1998, alleging that one of the Company's products, the "Gentle-Let 1" infringes on a patent owned by Owen Mumford. The complaint seeks damages adequate to compensate Owen Mumford for the alleged patent infringement, as well as costs and expenses. The Company intends to vigorously defend itself in this proceeding. The matter is currently in the discovery phase.

(5)      Status of Default Under Credit Facility

During the quarter ended March 31, 1998, the Company was in technical default of certain financial covenants and in payment default under certain of its term loans with its lending bank. In April 1998, the Company cured its payment default under the term loans and its lending bank amended certain of the financial covenants so that the Company is no longer in default under any of its lines of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Three Months Ended June 30, 1998

Sales increased approximately $509,000 or 22% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997 due mainly to revenue generated from the product lines acquired with Pro-Tec Containers, Inc. in May 1997 (the "Acquisition"), increases in lancet sales, and increased dental suture sales.

The gross margin percentage increased due to cost reductions resulting from the manufacture of certain raw materials in India, and the generally higher margins in the Pro-Tec line. The first quarter generated 40% margins compared to 35% last year.

General and Administrative expenses increased $141,000 to $396,000 for the 1998 quarter, versus $255,000 for the 1997 quarter. The majority of this increase was a result of increased amortization expenses relating to the various acquisitions in 1997, and the addition of staff in Brazil. Sales and Marketing expenses were approximately the same for the 1998 and 1997 quarters, and R&D increased $3,000 to $16,000 for the 1998 quarter, versus $13,000 for the 1997 quarter. The increase in R&D expenses reflects the cost of the Company's focus on obtaining ISO Certification in 1998.

As a result of the foregoing, Income from Operations increased 51%, or $173,000, to $510,000 for the 1998 quarter versus Income from Operations of $337,000 for the same quarter in 1997.

Interest expense increased $99,000 from $69,000 in 1997 to $168,000 in 1998 due to an increase in net borrowings to finance the Acquisition in May 1997, and the investment in the Brazil joint venture in September 1997.

As a result of the foregoing, the Company achieved a net profit for the quarter of $342,000 or $.10 per share, for 1998, compared to a net profit of $276,000, or $.08 per share, in 1997.

Six Months Ended June 30, 1998

Sales increased approximately $764,000 or 16% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due mainly to revenue generated from the product lines acquired from Pro-Tec and Techsynt acquisitions in May 1997, increases in Lancet sales and increased dental suture sales.

Gross margins increased to 39% from 33% due to shifts in the product mix, yielding gross profits of $2,176,959 for the six months ended June 30, 1998, compared to $1,570,905 for the six months ended June 30, 1997. Total operating expenses increased $300,000 or 32% for the six months ended June 30, 1998 due, again, to increases in Sales and Administrative Staff resulting from the PRO-TEC and Ulster acquisitions due to amortization, selling expenses increased $18,000 or 4% and G&A expenses increased $274,000 or 58%. R&D increased by $8,000 or 33% due to the successful completion of the Company's synthetic absorbable suture project.

Interest expense increased $168,000 due to higher levels of borrowing related to its joint venture in India and the PRO-TEC and Techsynt acquisitions.

As a result of the foregoing, the Company incurred a net profit of $658,000 or $.19 per share, for the six months ended June 30, 1998 compared to a net profit of $529,000 or $.16 per share during the same period in 1997.

                         Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents of $6,583 and working capital of $1,479,052.

In August 1997, the Company's lines of credit were renewed through August 31, 1998. As part of this renewal, the balance on the working capital line of credit was increased from $1,000,000 to $1,750,000, and the letter-of-credit line was decreased from $1,500,000 to $1,250,000. As of June 30, 1998, the Company had fully drawn the working capital line, and there was approximately $111,000 in stand-by letters of credit and $553,000 in letters-of-credit outstanding relating to raw material purchases, and other general purposes, under the letter of credit line.

During the quarter ended March 31, 1998, the Company was in technical default of certain financial covenants and in payment default under certain of its term loans with its lending bank. In April 1998, the Company cured its payment default under the term loans and its lending bank amended certain of the financial covenants so that the Company is no longer in default under any of its lines of credit. The Company's credit facility expires and needs to be renewed prior to the end of August 1998. There can be no assurance that such credit facility will be so renewed, or that it will be renewed on terms favorable to the Company. In the event that such credit facility is not so renewed, there can be no assurance that the Company will be able to obtain alternate financing.

During the quarter ended June 30, 1998, the Company experienced lower levels of productivity at its primary suture manufacturing facility in Juarez, Mexico. This was caused by unusually high turnover of staff. As a result, the Company fell short of its produciton goals which in turn created incresed levels of inventory. The Company's decreased ability to convert its inventory into cash or accounts receivable has resulted in a working capital shortfall. The Company is currently working to remedy its production problems, but no assurance can be given that a remedy will be forthcoming in the immediate future.

On April 29, 1998, the Company announced that on April 28, 1998, it entered into an Agreement and Plan of Merger with London-based Medisys PLC ("Medisys"), pursuant to which Medisys would acquire the Company, and the stockholders of the Company would receive $4.00, in cash, for each share of Common Stock of the Company. The consummation of the merger is subject to a number of conditions, including without limitation, approval by the stockholders of the Company. The merger is expected to close by the end of September the Company has set a record date of August 14, 1998 for shareholders entitled to vote at the Special Meeting being held to approve the merger.

Year 2000 Disclosure. The Company believes that its operations will not be materially disrupted by any problems associated with the "Year 2000" syndrome after January 1, 2000; however there can be no assurances in this regard.

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the accompanying Form 10-QSB contains forward looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the continued ability of the Company to obtain financing for its activities, the impact of competition, the ability of joint venture partners and distributors to sell the Company's products, changes in customer preferences and trends and other risks detailed in the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Owen Mumford Ltd. ("Owen Mumford"), one of the Company's competitors, filed a complaint in the United States District Court for the Eastern District of Virginia, Richmond Division on April 29, 1998 and served a summons and complaint on the Company on June 1, 1998, alleging that one of the Company's products, the "Gentle-Let 1" infringes on a patent owned by Owen Mumford. The complaint seeks damages adequate to compensate Owen Mumford for the alleged patent infringement, as well as costs and expenses. The Company intends to vigorously defend itself in this proceeding. The matter is currently in the discovery phase.

Item 2.   Changes in Securities

         (c)(i) During the most recently completed quarter, the Company issued and sold the following equity securities:

         1. The Company issued 25,000 shares of Common Stock to Medisys in April 1998 at a price of $4.00 per share. The Company issued an additional 57,500 shares in July 1998 at a price of $4.00 per share.

         (ii) The transactions described in this Item 2(c) were effected in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

Item 3.  Defaults Upon Senior Securities.

During the quarter ended March 31, 1998, the Company was in technical default of certain financial covenants and in payment default under certain of its term loans with its lending bank. In April 1998, the Company cured its payment default under the term loans and its lending bank amended certain of the financial covenants so that the Company is no longer in default under any of its lines of credit.

Item 5.   Other Matters.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  (i)      Exhibit 27 - Financial Data Schedule

           (b)    Reports on Form 8-K

                  (i) On May 5, 1998, the Company filed a Current Report on Form 8-K to report the execution of the merger agreement with Medisys.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LUKENS MEDICAL CORPORATION

Date:  August 12, 1998                    By:      /s/ Robert S. Huffstodt
                                             -----------------------------
                                                   Robert S. Huffstodt
                                                   President and Chief Executive

Officer

Date:  August 12, 1998                    By:      /s/ Michael E. Sobieski
                                             -----------------------------
                                                   Michael E. Sobieski
                                                   Chief Financial Officer