Form 10KSB/A
period 1997-12-31
LUKENS MEDICAL CORP
filed 1998-08-31
CIK 857802

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

     For the transition period from __________________ to __________________

                           Commission File No. 1-11109


                           LUKENS MEDICAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                             22-2429965
         --------                                             ----------
(State or other jurisdiction                                 (IRS Employer
       of incorporation)                                 Identification Number)


3820 Academy Parkway North NE
Albuquerque, New Mexico                                       87109
-----------------------                                       -----
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code        (505) 342-9638
                                                      --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
----------------------------           -----------------------------------------
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

     The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as set forth on the pages attached hereto:

     Item 6: Management's Discussion and Analysis or Plan of Operations.

     Item 7: Financial Statements.

                                    PART II

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

     Before the product restructuring charge, the Company's gross margins decreased slightly, from 29% in 1996 to 28% in 1997. Gross Margins for 1997 were negatively impacted by a repricing of inventory at December 31, 1997. Such repricing is reflected in the Audited Financial Statements as an inventory cost reduction totaling approximately $772,000. The Company expects that gross margins in its most rapidly growing product line, lancets, will improve in the second quarter of 1998 due to in-house manufacturing of needles (the most expensive component) at its new facility in Cochin, India. The Company also expects overall margins to increase in 1998 as the suture sales mix shifts from the lower priced international markets to the more lucrative OEM domestic markets, and due partially to the addition of the Pro-Tec Product Lines which typically carry a higher gross margin than the Company has experienced historically.

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

     General and administrative expenses increased approximately 248% to $2,399,657 in 1997 compared to $965,180 in 1996, due mainly to the costs incurred in connection with the Pro-Tec Acquisition, the costs related to the discontinued product line, start-up costs relating to the India facility and the development costs related to the synthetic absorbable suture.

     Research and development expenses decreased approximately 35%, to $70,386 in 1997 compared to approximately $108,594 in 1996, due primarily to the finalization of the synthetic absorbable suture development project. The Company does not expect to expend significant funds on research and development activities in 1998.

     During 1996 and most of 1997, the Company saw the international suture market as a significant growth area for the Company. A number of markets, including the Middle East, India, South Africa and Brazil, expressed serious interest in the Company's cardiovascular suture line (the "Cardio Line"), and its new synthetic absorbable suture in development at that time. Also, in late 1996, the Company was approached by a new U.S. venture which was interested in a broad line of both products as well. Significant stocking orders were placed for the products in these lines in early 1997. In February 1997, the Company received FDA approval for the synthetic absorbable suture, and began actively marketing this new line.

     By late 1997, several new facts became apparent to the Company,  including:
(i) international customers of the Cardio Line were unable to meet their sales goals with respect to the products, (ii) reorders were not meeting the Company's expectations and (iii) several customers in India and South Africa were actually returning products to the Company. In addition, the synthetic absorbable suture, due to the high cost of new materials, had a market price that was too high for many export markets. The large U.S. customer for both suture lines was unable to fulfill its initial commitments to the Company, and their large initial purchase order had been canceled. By December 31, 1997 the Company determined that most of the Cardio Line inventory should be written off. While the synthetic absorbable suture had not met with widespread acceptance or success internationally, it had been well accepted in certain markets, including the domestic dental and veterinary markets. As a result, the Company's revenue expectations from these two product lines internationally have been scaled back significantly.

     Concurrently with events surrounding the Company's Cardio Line, in the third quarter of 1997, the Company also decided to refocus its international marketing strategy to limit its product offerings to higher margin products and regions. Historically, the Company carried a very large product line and attempted to sell into numerous international markets, many of which were unprofitable. By revising its international marketing strategy, the Company hoped to increase its profitability. As a result, the Company reduced its standard suture product line to include only approximately 250 catalog codes (down from approximately 750) and intended to de-emphasize and even abandon certain international markets. As a result of the foregoing, in December 1997 the Company wrote off approximately $3,030,000 of inventory consisting of discontinued catalog codes and expired inventory, which included approximately $300,000 of inventory relating to the Company's "Sed-Control" product. The resulting aggregate inventory write-off and repricing in December 1997 was equal to approximately $4,100,000 (the "Inventory Writeoff"). As a result of the Inventory Writeoff, and increased expenses described above, the Company experienced an operating loss of approximately $4,200,000 for the year ended December 31, 1997.

     Despite the foregoing, the overall volume for the Company's suture products has continued to increase in 1998 due to successes in other markets with its other suture products. The Company's joint venture in India, because it does not produce sutures, was and is unaffected by the Company's refocused international strategy for these lines. The Company's joint venture in Brazil was and is also relatively unaffected due to the fact that while the Brazil joint venture does produce suture products, the Cardio Line is very limited in scope and had no significant related inventory. Additionally, the products produced by the Brazil joint venture are targeted to different markets than those that the Company determined to exit.

     Interest income was $5,000 in 1997 compared to $6,000 in 1996. Interest expense increased to approximately $433,000 in 1997 from approximately $198,000 in 1996 due primarily to the additional debt incurred relating to the India and Brazil Joint Ventures, and the Pro-Tec Acquisition.

     As result of the Inventory Writeoff, increased expenses and the other income adjustments referred to above, the Company experienced a net loss of $4,182,958 for the year ended December 31, 1997 compared to a net profit of $463,481 for the year ended December 31, 1996. Without giving effect to the Inventory Writeoff or acquisition costs, the Company experienced a net profit of $334,262 for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions.

     Bank Financing. As of December 31, 1997, the Company had drawn all of its $1,750,000 working capital portion of its line of credit with its lending bank (the "Line of Credit"). The Line of Credit also includes an additional
$1,250,000 commitment for the issuance of standby and commercial letters of credit. On December 31, 1997, approximately $882,000 in letters of credit were outstanding under this letter of credit commitment. The Line of Credit matures and expires on August 30, 1998 unless it is renewed, and all outstanding amounts are due and payable on such date. The Company expects the Line of Credit to be renewed for an additional year prior to its expiration. There can be no assurances, however, that such a renewal will be forthcoming, or, if available, will be on terms acceptable to the Company.

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

     Stockholder Loans. On February 28, 1997, the Company entered into an agreement with John H. Robinson and Robert L. Priddy, each a director and substantial stockholder of the Company, whereby Messrs. Robinson and Priddy loaned the Company an aggregate of $1,000,000. Such loans bear interest at the rate of 10% per annum, are repayable on or before January 1, 1999 and are subordinated to the Line of Credit. In connection therewith, Messrs. Robinson and Priddy were each issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $8.25 per share, and warrants to purchase an additional 35,000 shares of Common Stock at $6.00 per share. See "Item 12. Certain Relationships and Related Transactions."

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

     Net Operating Loss Carryforwards. As of December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $13,775,000 which will expire from 1998 through 2010. The deductibility of portion of the NOLs is subject to an annual limitation of approximately $460,000; the excess of such annual limitation over the amount to be used in subsequent year until they expire. See Note 10 of Notes to Consolidated Financial Statements.

     Year 2000 Disclosure. The Company believes that its operations will not be materially disrupted by any problems associated with the "Year 2000" syndrome after January 1, 2000; however, there can no assurances in this regard.

ITEM 7.  FINANCIAL STATEMENTS.

     The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB/A. See Index to Consolidated Financial Statements on page 11.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 1997 AND 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT ..............................................   12

FINANCIAL STATEMENTS
 Consolidated Balance Sheets for the years ended
   December 31, 1997 and 1996 .............................................   13

 Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996 .............................................   15

 Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997 and 1996 .............................................   16

 Consolidated Statements of Cash Flows for the years ended
   December 31, 1997 and 1996 .............................................   17

 Notes to Consolidated Financial Statements as of December 31, 1997 .......   19

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



NEFF & COMPANY LLP

Albuquerque, New Mexico
March 27, 1998

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                            1997            1996
                                                       --------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents (Note 11) ...............    $    74,048         878,090
 Accounts receivable, net of allowance of
   $40,000 in 1997 and $5,790 in 1996
   (Notes 5 and 6) .................................      1,836,542       1,901,947

 Inventory (Notes 2, 5, 6, and 14) .................      5,105,900       5,565,210
 Prepaid expenses ..................................        127,080          34,290
                                                        -----------       ---------
   Total current assets ............................      7,143,570       8,379,537
Fixed assets, net (Notes 3, 5, 6 and 8) ............      3,599,150       2,062,842
Intangible assets, net of accumulated amortization
 of $1,222,264 and $966,065 in 1997 and 1996,
 respectively (Notes 4 and 15) .....................      2,215,420       1,098,487

Other assets .......................................         85,754         261,294
                                                        -----------       ---------
   Total assets ....................................    $13,043,894      11,802,160
                                                        ===========      ==========

                                                                       1997               1996
                                                                 ----------------   ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ............................................    $   1,864,832          1,406,243
 Accrued liabilities .........................................          138,016             62,139
 Current maturities of long-term debt (Notes 5 and 6) ........        5,146,950          2,002,191
 Current maturities of obligations under
   capital leases (Note 8) ...................................          146,893             39,825
                                                                  -------------          ---------
   Total current liabilities .................................        7,296,691          3,510,398
Long-term debt, excluding current maturities
 (Notes 5, 6 and 11) .........................................           73,483            796,446
Stockholder payable and accrued interest (Notes 7 and 11).....        2,290,991          1,157,408
Obligations under capital leases, excluding current maturities
 (Note 8) ....................................................          266,256             59,378
                                                                  -------------          ---------
   Total liabilities .........................................        9,927,421          5,523,630
                                                                  -------------          ---------
Commitments and contingencies (Notes 5, 8, 13, 15, and 16) .
Minority interests ...........................................           74,955                 --
                                                                  -------------          ---------
Stockholders' equity (Notes 5 and 9):
 Common stock $.01 par value, authorized 20,000,000 shares;
 issued  and outstanding 3,043,359 shares in 1997 and
 2,731,988 shares in 1996 ....................................           30,434             27,320
 Additional paid-in capital ..................................       18,526,035         17,213,952
 Accumulated deficit .........................................      (15,461,903)       (10,962,742)
 Foreign currency translation adjustments ....................          (53,048)                --
                                                                  -------------        -----------
   Total stockholders' equity ................................        3,041,518          6,278,530
                                                                  -------------        -----------
   Total liabilities and stockholders' equity ................    $  13,043,894         11,802,160
                                                                  =============        ===========


         The Notes to Consolidated Financial Statements are an integral part of these statements.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                          1997            1996
                                                    ---------------   ------------
Net sales (Note 12) .............................    $  8,618,863      8,178,576
Cost of sales (Note 14) .........................       5,469,327      5,496,534
Inventory cost reduction ........................         770,000        300,000
Product restructuring charge (Note 14) ..........       3,005,280             --
                                                     ------------      ---------
 Gross profit (loss) ............................        (625,744)     2,382,042
                                                     ------------      ---------
Selling expenses ................................       1,087,171        716,042
General and administrative expenses .............       2,399,657        965,180
Research and development expenses ...............          70,386        108,594
                                                     ------------      ---------
   Total operating expenses .....................       3,557,214      1,789,816
                                                     ------------      ---------
   Earnings (loss) from operations ..............      (4,182,958)       592,226
                                                     ------------      ---------
Other income (expense):
 Interest income ................................           5,236          6,578
 Interest expense ...............................        (433,463)      (197,566)
 Minority interests' share of loss ..............          80,570             --
 Other, net .....................................          31,454         62,243
                                                     ------------      ---------
   Total other expense, net .....................        (316,203)      (128,745)
                                                     ------------      ---------
   Earnings (loss) before income taxes ..........      (4,499,161)       463,481
Income tax expense (Note 10) ....................              --             --
                                                     ------------      ---------
   Net earnings (loss) ..........................    $ (4,499,161)       463,481
                                                     ============      =========
Basic net earnings (loss) per share .............    $      (1.48)           .17
                                                     ============      =========
Dilutive net earnings (loss) per share ..........    $      (1.48)           .15
                                                     ============      =========
Weighted average number of common shares
 outstanding - basic ............................       3,043,359      2,677,698
                                                     ============      =========
Weighted average number of common shares
 outstanding - dilutive .........................       3,043,359      3,068,113
                                                     ============      =========


         The Notes to Consolidated Financial Statements are an integral part of these statements.

                  LUKENS MEDICAL CORPORTATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                          COMMON STOCK                                        FOREIGN
                                        (NOTES 9 AND 15)     ADDITIONAL                      CURRENCY
                                     ----------------------    PAID-IN      ACCUMULATED     TRANSLATION
                                        SHARES     AMOUNT      CAPITAL        DEFICIT       ADJUSTMENTS      TOTAL
                                     ----------- ---------- ------------ ----------------- ------------ ---------------
Balance, December 31, 1995 .........  2,611,418   $26,115    16,938,696    $ (11,426,223)          --       5,538,588
Exercise of options for common
 stock .............................    120,570     1,205       275,256               --           --         276,461
Net earnings (loss) ................         --        --            --          463,481           --         463,481
                                      ---------   -------    ----------    -------------           --       ---------
Balance December 31, 1996 ..........  2,731,988    27,320    17,213,952      (10,962,742)          --       6,278,530
Exercise of options for common
 stock .............................    111,371     1,114       478,103               --           --         479,217
Issuance of common stock for busi-
 ness acquisition ..................    200,000     2,000       833,980               --           --         835,980
Net earnings (loss) ................         --        --            --       (4,499,161)          --      (4,499,161)
Foreign currency translation adjust-
 ments .............................         --        --            --               --      (53,048)        (53,048)
                                      ---------   -------    ----------    -------------      -------      ----------
Balance, December 31, 1997 .........  3,043,359   $30,434    18,526,035    $ (15,461,903)     (53,048)      3,041,518
                                      =========   =======    ==========    =============      =======      ==========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                          1997               1996
                                                                    ----------------   ---------------
Cash flows from operations:
 Net earnings (loss) ............................................     $ (4,499,161)          463,481
 Adjustments to reconcile net earnings
   to cash flows applied to operating activities:
   Minority interest in net loss ................................          (80,570)               --
   Depreciation .................................................          398,943           262,941
   Amortization of intangible assets ............................          256,199           169,563
   Decrease in inventory valuation allowance ....................               --           250,000
   Loss on disposal of fixed assets .............................               --             9,855
   Accrued interest due stockholder .............................          133,583            79,024
Changes in current assets and liabilities:
 Accounts receivable ............................................          245,235          (632,736)
 Inventory ......................................................          472,310        (1,966,159)
 Prepaid expenses ...............................................          (92,305)          (10,834)
 Other assets ...................................................            4,667          (176,579)
 Accounts payable ...............................................          385,025           741,163
 Accrued liabilities ............................................           62,634           (20,916)
                                                                      ------------        ----------
   Net cash applied to operating activities .....................       (2,713,416)         (831,197)
                                                                      ------------        ----------
Cash flows from investing activities:
Purchase of equipment ...........................................       (1,311,378)         (561,910)
Purchase of intangible assets ...................................          (29,602)         (785,377)
Proceeds from disposal of equipment .............................           26,417                --
Proceeds from joint venture formation,
 net of cash transferred ........................................          155,525                --
Business acquisitions, net of cash purchased ....................         (224,916)               --
                                                                      ------------        ----------
   Net cash flows applied to investing activities ...............       (1,383,954)       (1,347,287)
                                                                      ------------        ----------
Cash flows from financing activities:
Proceeds from issuance of common stock
 and equivalents ................................................          479,217           276,461
Borrowings on long-term debt ....................................        5,174,575         2,621,155
Principal payments on long-term debt and capital leases .........       (3,360,440)         (280,091)
Borrowings from major stockholders ..............................        1,000,000           400,000
                                                                      ------------        ----------
Net cash flows provided by
 financing activities ...........................................        3,293,352         3,017,525
                                                                      ------------        ----------

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                       1997          1996
                                                                  -------------   ----------
Net increase (decrease) in cash and cash equivalents ..........      (804,042)     839,041
Cash and cash equivalents at beginning of year ................       878,090       39,049
                                                                     --------      -------
Cash and cash equivalents at end of year ......................    $   74,048      878,090
                                                                   ==========      =======
Supplemental disclosures:
Cash paid for interest ........................................    $  274,767      113,532
                                                                   ==========      =======
Production equipment acquired with capital
 leases .......................................................    $  375,484       63,095
                                                                   ==========      =======



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

          Somar-Lukens S.A de C.V., a 50 percent owned joint venture in Piedras Negras, Mexico that is not yet active and as of December 31, 1997, had no assets or operations.

     The Company utilizes contract manufacturing facilities in Piedras Negras and Ciudad Juarez, Mexico for certain suture products. These facilities are operated by contractors and are not owned by the Company.

     Principles of Consolidation. The consolidated financial statements include the accounts of Lukens Medical Corporation and its wholly-owned subsidiary and majority owned joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Intangible Assets. Intangible assets consist principally of costs incurred to obtain Food and Drug Administration approvals, trademarks, organizational costs, patents, non compete agreements and goodwill. The Company evaluates its intangible assets annually to determine potential impairment that may have been caused due to changing circumstances or events by comparing the carrying value to the undiscounted future net cash flows of related assets. No impairment losses have been recognized in the periods presented. Intangible assets are being amortized using the straight-line method over periods of 8 to 10 years.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     Translation of Foreign Currencies. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included in shareholders' equity. The functional currency of operations in India and Brazil is the local currency - the functional currency of the operations in Mexico is the US dollar, which is also the currency of the books of record.

     Net Sales. Sales are recorded at the time products are shipped, net of sales returns and allowances.

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


                                                          FOR THE YEAR ENDED DECEMBER 31, 1997
                                                     -----------------------------------------------
                                                          INCOME             SHARES        PER-SHARE
                                                        (NUMERATOR)      (DENOMINATOR)      AMOUNT
       Net loss ..................................     $ (4,499,161)              --            --
                                                       ------------               --            --
       Loss to common stockholders-
        basic and diluted loss per share .........     $ (4,499,161)       3,043,359         (1.48)
                                                       ============        =========         =====


     The warrants and options described in Note 9 and 15 were not included in potential common stock as the effect of conversion would be antidilutive.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

                                                               FOR THE YEAR ENDED DECEMBER 31, 1996
                                                           --------------------------------------------
                                                               INCOME           SHARES        PER-SHARE
                                                            (NUMERATOR)     (DENOMINATOR)      AMOUNT
       Net earnings ....................................      $463,481
                                                              --------
       Basic EPS .......................................       463,481        2,677,698          .17
       Effect of dilutive options and warrants .........            --          390,415           --
                                                              --------        ---------          ---
       Diluted EPS .....................................      $463,481        3,068,113          .15
                                                              ========        =========          ===


     Warrants and options described in Note 9 and 15 to purchase 964,227 shares of common stock were not included in potential common stock as the offset of conversion would be antidilutive.

     The Company uses the fair value of goods or services received or the fair value of the options or warrants issued, whichever is more reliably measurable, to determine the expense to record for options or warrants issued to non-employees. Such amounts were not material and not recorded in 1996 or 1997.

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

     Reclassification. The Company has reclassified certain amounts in the 1996 financial statements to conform to the 1997 presentation.

NOTE 2. INVENTORY

     Inventory consists of the following components at December 31:

                                         1997           1996
                                    -------------   ------------
       Raw materials ............    $1,938,343      2,767,214
       Work-in-process ..........     1,972,124      1,419,685
       Finished goods ...........     1,261,603      1,444,481
       Less reserves ............       (66,170)       (66,170)
                                     ----------      ---------
                                     $5,105,900      5,565,210
                                     ==========      =========

NOTE 3. FIXED ASSETS

     Fixed assets owned or held under capital lease (see Note 8) consist of the following at December 31:

                                                        1997           1996
                                                   -------------   ------------
       Building ................................    $  899,762             --
       Leasehold improvements ..................       227,112        172,677
       Production equipment ....................     3,951,117      3,018,600
       Office equipment ........................       286,461        229,646
       Construction in progress ................       198,075             --
                                                     5,562,527      3,420,923
        Less accumulated depreciation ..........     1,963,377      1,358,081
                                                    ----------      ---------
                                                    $3,599,150      2,062,842
                                                    ==========      =========

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

NOTE 3. FIXED ASSETS - (CONTINUED)

     Production equipment valued at $807,543 and $776,553, respectively, was not being utilized in 1996 or 1997 and as of December 31, 1997, was in Piedras Negras, Mexico in anticipation of the start up of a joint venture (See Note 15).

NOTE 4. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31,:

                                                         1997            1996
                                                   ---------------   ------------
       Suture regulatory approvals .............    $    963,448        920,089
       Ulster Scientific non-compete agreements,
        patents and trademarks .................         642,069        642,069
       ProTec patents and goodwill .............       1,296,968             --
       Other ...................................         535,199        502,394
                                                    ------------        -------
        Total ..................................       3,437,684      2,064,552
       Accumulated amortization ................      (1,222,264)      (966,065)
                                                    ------------      ---------
                                                    $  2,215,420      1,098,487
                                                    ============      =========


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

     A letter-of-credit line, which provides for other credit instruments including commercial letters-of-credit and banker's acceptances which guarantee payment to raw material suppliers, and standby letters-of-credit which may also be used for the purchase of raw material on forward currency contracts. The sum of these shall not exceed $1,250,000 at any one time. At December 31, 1997, there was $634,127 of Bankers' acceptances and commercial letters of credit and $124,577 in standby letters of credit outstanding under this line. Additionally, under a separate letter of credit, there was a $360,000 letter of credit relating to the purchase of the India facility.

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

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

NOTE 5. BANK FINANCING INSTRUMENTS - (CONTINUED)

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


NOTE 6. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                1997          1996
                                                            ------------   ----------
Bank Debt:
Outstanding letter-of-credit payable to NationsBank,
 N.A. interest is accrued at the corporate base rate
 plus .75% (9.25% at December 31, 1997), maturing
 August 30, 1998 ........................................   $ 634,127       796,838

Outstanding line-of-credit payable to NationsBank,
 N.A. interest is accrued at the corporate base rate
 plus .75% (9.25% at December 31, 1997), maturing
 August 30,1998 .........................................   1,750,000       966,102

Various notes payable to NationsBank, N.A. interest is
 accrued at the base corporate rate (8.5% at December 31,
 1997) plus 1% to 1.5%, maturing between March
 1998 and November 2003 .................................   2,045,138       952,074

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 6. LONG-TERM DEBT - (CONTINUED)

                                                                  1997           1996
                                                              ------------   ------------
Other debt:

Community  Development Block Grant note, due in monthly
  installments of $4,167, plus interest at a rate equal
  to the six-month Treasury Bill rate with a minimum of
  7% and a maximum  of 9% (7% at  December  31,  1997),
  maturing July 7, 1998, secured by equipment purchased
  with the proceeds
  from the note ...........................................   $  20,973          83,623

Note payable to Kerala  State  Industrial  Corporation,
  due in monthly  principal  installments  of  $15,000,
  plus  interest  due  quarterly  at an annual  rate of
  15.5%,  maturing  March  1999  secured  by a  standby
  letter of credit with
  NationsBank, N.A. .......................................     240,000              --

Notes  payable  to the sole  stockholder  of ProTec for
  acquisition of ProTec Containers, Inc., terms to be
  finalized (Note 15) .....................................     454,163              --

Other bank notes ..........................................      76,032              --
                                                              ---------          ------
 Total long-term debt .....................................   5,220,433       2,798,637
 Current maturities of long-term debt .....................   5,146,950       2,002,191
                                                              ---------       ---------
 Long-term debt, excluding current maturities .............   $  73,483         796,446
                                                              =========       =========

     The NationsBank, N.A. debt is secured by accounts receivable, inventory and fixed assets of the Company, except for those purchased with the proceeds obtained from the Community Development Block Grant note.

     Future scheduled debt payments at December 31 are:


      1998 .....................................    $5,146,950
      1999 .....................................        73,483
                                                    ----------
                                                    $5,220,433
                                                    ==========


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

     In March, May and June 1997, the Company received a total of $1,000,000 from two major stockholders to fund expansion of the recently acquired India Facility, expansion of capacity for synthetic absorbable sutures and for the acquisition of ProTec Containers, Inc. The notes are due May 1998

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 7. STOCKHOLDER PAYABLE - (CONTINUED)

bearing interest at 10%. Each major stockholder also received warrants for 50,000 shares of common stock. These warrants are exercisable at $6.25 per share (Note 9). Subsequent to year end these notes were extended to January 1999.


NOTE 8. LEASES

     The Company has five capital lease obligations for production equipment. At December 31, 1997 and 1996, the Company had $501,992 and $126,508, respectively, recorded as production equipment under capital leases with related accumulated depreciation of $42,120 and $4,206, respectively (see Note 3).

     The present value of future minimum capital lease payments as of December 31, 1997 follows:


            1998 ..................................    $190,530
            1999 ..................................     157,186
            2000 ..................................      92,152
            2001 ..................................      59,805
                                                       --------
              Total minimum lease payments ........     499,673

            Less amount representing interest
              (at rates ranging from 8% to 16%) ...      86,524
                                                       --------
            Present value of net minimum capital
              lease payments ......................     413,149
            Current maturities of obligations under
              capital leases ......................     146,893
                                                       --------
            Obligations under capital leases, ex-
              cluding current maturities ..........    $266,256
                                                       ========


     The Company leases its facilities and certain equipment under terms of various operating leases. Future minimum rental payments required under the operating leases as of December 31, 1997, are as follows:


Year ending December 31:
         1998 ............................................    $125,748
         1999 ............................................     128,953
         2000 ............................................     132,253
         2001 ............................................      86,925
                                                              --------
                 Total minimum payments required .........    $473,879
                                                              ========


     Total rental expense for operating leases during 1997 and 1996 was $147,807 and $111,787, respectively.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 9. STOCK WARRANTS AND OPTIONS

     Warrants for Common Stock

     The following warrants are outstanding at December 31, 1997:


         NUMBER OF SHARES      EXERCISE         DATE           DATE OF
       COVERED BY WARRANTS       PRICE      EXERCISABLE       EXPIRATION
      ---------------------   ----------   -------------   ---------------
               435,000            6.00     Presently       May 6, 1998
                65,000            4.50     Presently       June 11, 1999
               400,000            1.10     Presently       April 13, 2000
                30,000            6.25     Presently       March 1, 2002
                70,000            6.25     Presently       May 1, 2002
                50,000            3.00     Presently       March 5, 2004


     Each warrant allows the holder to purchase one share of common stock at the warrant price.

     Options for Common Stock

     In 1992, the Company adopted a stock option plan (1992 Plan) which provides for the issuance of incentive and nonqualified stock options for officers, directors, key employees, and consultants of the Company. The 1992 Plan replaced a similar plan in effect in prior years. The 1992 Plan allows the issuance of a maximum of 850,000 options for exercise into common stock at an option price not less than the fair market value (trading value) of the common stock on the date such options are granted. Options outstanding under the 1992 Plan total 623,508 and 243,223 at December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, an additional 104,800 and 108,000, respectively, of options were granted under various other plans. The weighted average remaining life of employee options is six years. The weighted average remaining life of non-employee options is four years. The Company has filed a registration statement for its stock option plans.

     A summary of the common stock options for employees for the year ended December 31, 1997 and 1996 follows:

                                                       WEIGHTED
                                                    AVERAGE OPTIONS
                                          OPTIONS        PRICE      EXERCISABLE
                                       -------------   ---------   ------------
Balance, December 31, 1995 .........       316,305        2.310
 Granted ...........................        82,800        3.500
 Expired ...........................      (135,112)       2.395
 Exercised .........................       (20,570)       1.954
                                          --------
Balance, December 31, 1996 .........       243,423        2.710        82,425
                                                          -----        ------
 Granted ...........................       164,600        5.780
 Expired ...........................       (41,144)       4.539
 Exercised .........................       (43,371)       2.089
                                          --------        -----
Balance, December 31, 1997 .........       323,508        4.125       108,400
                                          ========        =====       =======

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 9. STOCK WARRANTS AND OPTIONS - (CONTINUED)

     A summary of the common stock options for non-employees for the year ended December 31, 1997 and 1996 follows:

                                                      WEIGHTED
                                                   AVERAGE OPTIONS
                                          OPTIONS       PRICE      EXERCISABLE
                                       ------------   ---------   ------------
Balance, December 31, 1995 .........      167,837        2.650
 Granted ...........................      103,000        5.167
 Expired ...........................      (63,037)       2.375
 Exercised .........................     (100,000)       2.650
                                         --------
Balance, December 31, 1996 .........      107,800        5.220       33,000
                                                         =====      =======
 Granted ...........................      300,000        4.000
 Exercised .........................       (3,000)       3.500
                                         --------        -----
Balance, December 31, 1997 .........      404,800        4.331      171,600
                                         ========        =====      =======

     The following table summarizes information about stock options outstanding at December 31, 1997:


                               OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                          -----------------------------                      ----------------------------------
                                            WEIGHTED-
                                             AVERAGE
                              NUMBER        REMAINING         WEIGHTED-           NUMBER           WEIGHTED-
        RANGE OF           OUTSTANDING     CONTRACTUAL         AVERAGE        EXERCISABLE AT        AVERAGE
    EXERCISE PRICES        AT 12/31/97         LIFE        EXERCISE PRICE        12/31/97        EXERCISE PRICE
-----------------------   -------------   -------------   ----------------   ----------------   ---------------
$1.06 to 1.88 .........       45,500      7.7 years           $  1.35              24,294           $  1.45
$3.00 to 4.00 .........      479,908      5.6                    3.78             202,639              3.75
$4.50 to 5.00 .........       63,100      3.7                    4.93              14,358              4.95
$6.25 to 6.87 .........      139,800      3.6                    6.46              38,709              6.52
                             -------                                              -------
$1.06 to 6.87 .........      728,308      5.2                    3.69             280,000              3.99
                             =======                                              =======


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

                                                             1997                           1996
                                              ----------------------------------   ----------------------
                                                     AS                                AS
                                                  REPORTED           PROFORMA       REPORTED     PROFORMA
                                              ----------------   ---------------   ----------   ---------
Net income (loss) .........................     $ (4,499,161)       (5,264,788)     463,481      267,225
Basic earnings (loss) per share ...........            (1.48)            (1.73)         .17          .10
Diluted earnings (loss) per share .........            (1.48)            (1.73)         .15          .09

     The calculation model used to determine the stocked based compensation cost included in the above proforma was the straight line method with graded vesting compensation calculations. The calculation uses the 5 year Treasury Bill rate, an expected life of three years and an 82 percent volitity rate. No dividends were used in the calculation.

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 9. STOCK WARRANTS AND OPTIONS - (CONTINUED)

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.


NOTE 10. INCOME TAXES

     At December 31, 1997 and 1996, the Company had deferred tax assets amounting to approximately $5,400,000 and $4,200,000, respectively. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and temporary differences in depreciation and are fully offset by a valuation allowance of the same amount.

     The net change in the valuation allowance for deferred tax assets was an increase of approximately $1,200,000 in 1997 and did not change materially for 1996. The net change for 1997 is primarily due to the recording of the increase of net operating loss carryforwards.

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

     The net operating loss and credit for increasing research activities carryforwards as of December 31, 1997, expire as follows:


                                                                INCREASING RESEARCH
                          APPROXIMATE NET OPERATING             ACTIVITIES BOOK/TAX
                              LOSS CARRYFORWARD                       CREDITS
                 -------------------------------------------   --------------------
                  STATE LOSS     FEDERAL LOSS
                    AMOUNT          AMOUNT       TAX EFFECT         TAX EFFECT
                 ------------   -------------   ------------   --------------------
1999 .........   $2,537,000              --        122,000              3,800
2000 .........           --       1,930,000        656,000             37,200
2001 .........    3,000,000       1,835,000        789,000             37,500
2002 .........           --       1,132,000        385,000              1,400
2003 .........    1,480,000       2,086,000        780,000             25,100
2004 .........      315,000         390,000        148,000                 --
2005 .........      161,000         278,000        102,000                 --
2006 .........           --          50,000         17,000                 --
2007 .........           --          26,000          9,000                 --
2008 .........           --          88,000         30,000                 --
2009 .........           --       2,760,000        938,000                 --
2012 .........           --       3,000,000      1,020,000                 --
                 ----------       ---------      ---------             ------
                 $7,493,000      13,575,000      4,996,000            105,000
                 ==========      ==========      =========            =======


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

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED )


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

     The carrying amounts and fair values of the Company's financial instruments are:

                                                                   CARRYING          FAIR
                                                                    AMOUNT          VALUE
                                                                -------------   -------------
       Cash and cash equivalents ............................    $   74,078      $   74,078
       Long-term debt, including current maturities .........    $5,220,433      $5,220,433
       Stockholder payable and accrued interest .............    $2,290,991      $2,198,846


NOTE 12. GEOGRAPHIC SEGMENT REPORTING

     The Company sells its products throughout the world. The Company's export sales from U.S. operations for 1997 and 1996 totaled $1,651,451 and $2,295,066, respectively which represent 21 percent and 28 percent of total sales in each of those years. Accounts receivable related to these sales is $878,000 and $1,033,000 at December 31, 1997 and 1996, respectively.

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

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 12. GEOGRAPHIC SEGMENT REPORTING - (CONTINUED)


  Customer sales:
       Brazil .....................     $     87,330
       India ......................               --
       Mexico .....................               --
       USA ........................        8,531,533
       Eliminations ...............               --
                                        ------------
       Consolidated ...............     $  8,618,863
                                        ============
  Intercompany sales
       Brazil .....................     $         --
       India ......................            3,362
       Mexico .....................               --
       USA ........................          134,105
       Eliminations ...............         (137,467)
                                        ------------
       Consolidated ...............     $         --
                                        ============
  Loss before taxes:
       Brazil .....................     $   (128,324)
       India ......................         (188,335)
       Mexico .....................               --
       USA ........................       (4,172,444)
       Eliminations ...............          (10,058)
                                        ------------
       Consolidated ...............     $ (4,499,161)
                                        ============
  Assets:
       Brazil .....................     $    356,007
       India ......................        1,447,804
       Mexico .....................        2,381,085
       USA ........................        9,021,104
       Eliminations ...............         (153,106)
                                        ------------
       Consolidated ...............     $ 13,043,894
                                        ============

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

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 13. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Litigation. The Company is involved in litigation in the ordinary course of business. Management believes, after consulting with legal counsel, that the ultimate outcome of this litigation will not result in a material adverse impact on the Company's financial statements.

     The Company has been notified by a competitor asserting that it is in violation of a certain patent which relates to the single-stick lancet product. The Company believes it is indemnified under an agreement with a supplier and its agreement with Ulster Scientific, Inc. for the purchase of the Ulster product lines. Management intends to vigorously contest the competitor's assertion and cannot estimate the potential liability, if any, at this time.

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


NOTE 14. PRODUCT LINE RESTRUCTURING AND INVENTORY REDUCTION

     During the fourth quarter of 1997, the Company implemented a new strategy of focusing its marketing efforts for sutures mainly on domestic accounts. This new strategy lead to a review of the product lines manufactured by the Company and inventories held by the Company in certain cases for more than three years. These inventories had been purchased or manufactured to service a clientele that failed to grow, thereby putting the value of such inventories in question. After attempting with limited success, to sell these inventories at any price below the costs necessary is some cases to finish the product, the Company elected to write off the items in question as of December 31, 1997. The resultant product line restructuring charge was $2,855,012.

     Also in 1997, the Company attempted to launch a new product into the diagnostic market. This effort was unsuccessful. The costs of the product purchased for his effort amounting to $150,268 was written off.

     Certain international markets for sutures were abandoned and the related receivables aggregating to $327,000 were written off to operating expenses as part of the product line restructuring.

     During 1997 and 1996, the Company reduced inventory values to net realizable value (replacement cost) which was lower than cost due to the reduction in utility. As a result, inventory carrying amounts were reduced and cost of sales increased by approximately $770,000 in 1997 and $300,000 in 1996.


NOTE 15. ACQUISITIONS AND JOINT VENTURES

     On March 4, 1996, the Company completed an acquisition of three product lines from Ulster Scientific, Inc. (USI), a New York corporation. The acquisition was accounted for under the purchase method. USI was a wholesale distributor of medical supplies. The Company paid $248,000 cash, and assumed $320,000 in supplier liabilities for a total purchase price of $568,000. The Company also agreed to terms on a consulting and royalty contract with payments of 2 percent or more of certain Ulster sales

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 15. ACQUISITIONS AND JOINT VENTURES - (CONTINUED)

over eight years and with minimum payments of $90,000 per year for the next five years. The Company assigned no value to this contract in recording the purchase. In addition, the Company agreed to issue warrants to the seller to purchase 200,000 shares of common stock at $3.00 per share expiring in eight years. No value was assigned to these warrants in recording the purchase, 150,000 of which are contingent upon future product sales. The Company acquired, in addition to inventory and equipment, patents, trademarks, and other intangible assets. The intangibles purchased totaled $490,000 related to a non compete agreement, patents, and trademarks. All intangibles are amortized over eight years.

     On May 12, 1997, the Company acquired 100 percent of the stock of ProTec Containers, Inc. a Florida corporation. The acquisition was accounted for under the purchase method. ProTec is a manufacturer of containers for the disposal of used medical "sharps", such as hypodermic needles. The Company paid $250,000 in cash to the owner of the ProTec for manufacturing molds, and issued 200,000 shares of its common stock, valued at $835,980 and recorded liabilities totaling approximately $515,328 in exchange for all outstanding shares of ProTec. All intangibles are amortized over ten years.

     In connection with the ProTec Acquisition, the Company agreed to guarantee the value of the common sock issued to the former owner pursuant to such acquisition for a period of six months from the effective date of the Registration Statement on Form S-3 which was filed by the Company to register the resale of such shares. As a result of the decline in the price to the Lukens Common Stock during such period (and taking into account certain other adjustments), the Company owes the former owner of ProTec approximately $300,000, which amount is payable by the issuance of a one-year promissory note. The amount was recorded by reducing the value of the common stock and recording the liability as a one year note payable (see Note 6).

     As a result of the acquisition of ProTec, the Company had the following non-cash activity:


            Assets acquired:
              Accounts receivable, net .........................    $  179,830
              Inventory ........................................        13,000
              Fixed assets .....................................        77,854
              Intangible assets ................................     1,164,091
              Other ............................................         9,051
                                                                    ----------
                                                                     1,443,826

            Liabilities assumed:
              Accounts payable and accrued liabilities .........       (86,807)
              Notes payable ....................................       (30,795)
                                                                    ----------
                                                                      (117,602)
                      Notes payable issued .....................      (515,328)
                      Value of common stock issued .............      (835,980)
                                                                    ----------
                      Cash acquired ............................    $  (25,084)
                                                                    ==========

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 15. ACQUISITIONS AND JOINT VENTURES - (CONTINUED)

     The proforma results of operations for the year ended December 31, 1997 and 1996, as though the companies had been combined at the beginning of that period is as follows:

                                                      1997             1996
                                                ----------------   ------------
       Net sales ............................     $  9,035,443      9,289,455
                                                  ============      =========
       Net earnings (loss) ..................     $ (4,429,621)       648,923
                                                  ============      =========
       Weighted  average number of common and
        common equivalent shares outstanding:
        Basic ...............................     $  2,996,612      2,877,698
                                                  ============      =========
        Dilutive ............................     $  2,996,612      3,268,113
                                                  ============      =========
       Net  earnings  (loss)  per  common and
        common equivalent share:
        Basic ...............................     $      (1.48)           .23
                                                  ============      =========
        Dilutive ............................     $      (1.48)           .20
                                                  ============      =========

     In 1996, the Company formed a joint venture (Somar Lukens) with Serral, S.A de C.V., a Mexican Corporation, to produce needles. The joint venture is an equal partnership, with each partner retaining ownership of the equipment it provides and purchasing the products produced. As of December 31, 1997, the venture was still in the process of setting up the equipment and configuring the production process. As of December 31, 1997, the Company had not contributed any capital to the joint venture.

     In May 1997, the Company entered into another joint venture with two individuals in Brazil to manufacture and market sutures into international markets. The Company owns 51 percent of the venture. The venture assumed the suture operations of a pre-existing Brazilian company, Medical Express Ltda. Under the terms of the joint venture, the Company agreed to purchase and sell inventory to the joint venture at fully-loaded manufacturing cost plus 25 percent and not to sell products purchased from the joint venture in Brazil. In addition, the Company may not transfer its interest in the joint venture without allowing the other shareholders the option of purchasing it. The new venture did not become operational until October 1, 1997. As of December 31, 1997, the Company had invested $125,000 in the joint venture.

     On January 9, 1997, the Company became the majority shareholder in a new joint manufacturing venture based in Cochin, India. Under the joint venture agreement, the Company was required to contribute $800,000 in capital and may not transfer its interest in the joint venture without allowing the other shareholders the option of purchasing it. The venture, which manufactures syringes, hypodermic needles, and components for other Company products, acquired the basic equipment required for the process, as well as a 22,000 square-foot facility and began operations in November 1997. The venture will market the products through Lukens and the two minority shareholders, who are all current distribution partners of Lukens, in various parts of the world. As of December 31, 1997, the Company owned 90 percent of the joint venture and had invested $940,000.


NOTE 16. SUBSEQUENT EVENT

     On February 20, 1998, the Company announced that it was negotiating the sale of the Company to an unnamed third party. The proposal most recently received by the Company contemplates a merger pursuant to which existing shareholders of Lukens would receive approximately $4.00 in cash for each

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


NOTE 16. SUBSEQUENT EVENT - (CONTINUED)

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


NOTE 17. LIQUIDITY

     The Company produced a net loss in 1997. At December 31, 1997, current liabilities exceed current assets, the Company is in arrears on its note payments to the bank and has violated its debt covenants. The bank has not granted a waiver on any default by the Company. However, the bank has stated that as long as the Company adheres to the payment plan submitted, no action will be taken. Total long-term debt to the bank and a major stockholder has increased over 1996 levels. Some of these borrowings have been used to acquire a subsidiary and to fund the start up of joint ventures causing an increase in intangible and other assets. The Company's capacity to meet its obligations is dependent upon several factors, such as returning to profitability, developing adequate liquidity, adhering to debt covenants and required payments, possible debt restructuring or sale (see Note 16).

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

                                               LUKENS MEDICAL CORPORATION

                                               By: /s/ Robert S. Huffstodt
                                                  ------------------------------
                                                  Robert S. Huffstodt, President
                                                  Date:  August 28, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE AND TITLE                                        DATE

/s/ Robert S. Huffstodt                                          August 28, 1998
-----------------------------------------------------
Robert S. Huffstodt
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Michael Sobieski                                             August 28, 1998
-----------------------------------------------------
Michael Sobieski
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)


/s/ John H. Robinson                                             August 28, 1998
-----------------------------------------------------
John H. Robinson
Director


/s/ Robert L. Priddy                                             August 28, 1998
-----------------------------------------------------
Robert L. Priddy
Chairman of the Board of Directors


/s/ John Holmes                                                  August 28, 1998
-----------------------------------------------------
John Holmes
Director