Form 10QSB/A
period 1998-03-31
LUKENS MEDICAL CORP
filed 1998-08-31
CIK 857802

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1998
                              -------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________


Commission File Number                       1-11109
                      ---------------------------------------------------

                           Lukens Medical Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)


           Delaware                                             22-2429965
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3820 Academy Parkway North NE, Albuquerque, NM                    87109
----------------------------------------------                  ----------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number, including area code              (505) 342-9638
                                              ----------------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X             No
                               ---              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                    Outstanding at March 31, 1998
----------------------------                      -----------------------------
Common Stock, $.01 Par Value                              3,093,359 Shares

                   LUKENS MEDICAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets                                 3

                   Consolidated Statements of Operations                       4

                   Consolidated Statements of Cash Flows                       5

                   Notes to Consolidated Financial Statements                6-8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            9-10

SIGNATURES                                                                    11

                           LUKENS MEDICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)          AUDITED
                                                                                 MARCH 31,         DECEMBER 31,
                                    ASSETS                                         1998                1997
                                    ------                                    ----------------   -----------------
      CURRENT ASSETS:
           Cash and cash equivalents                                                  $53,882             $74,048
           Accounts Receivable, net of allowance for doubtful                      $2,262,518          $1,836,542
                accounts of $40,000 as of December 31,1997 and
                $40,000 as of March 31,1998
           Inventory                                                               $5,333,559          $5,105,900
           Prepaid Expenses                                                          $138,846            $127,080
                                                                              ----------------   -----------------
              TOTAL CURRENT ASSETS                                                 $7,788,805          $7,143,570

           Land, building and equipment, net of accumulated                        $3,537,047          $3,599,150
                Depreciation  of $1,963,377as of December 31,1997
                and $2,069,927 as of March 31,1998
           Intangible assets,                                                      $2,153,505          $2,215,420
                net of amortization  of $1,222,264 as of December 31,1997
                and $1,284,159 as of March 31,1998
           Other assets                                                               $85,754             $85,754
                                                                              ----------------   -----------------
              TOTAL ASSETS                                                        $13,565,111         $13,043,894
                                                                              ================   =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
        Accounts payable                                                           $1,953,128          $1,864,832
        Accrued liabilities                                                          $134,783            $138,016
        Current maturities of long term debt                                       $6,148,257          $5,146,950
        Current maturities of obligations under capital leases                       $146,893            $146,893
                                                                              ----------------   -----------------
              TOTAL CURRENT LIABILITIES                                            $8,383,061          $7,296,691

        Long-term debt, excluding current maturities                                  $58,483             $73,483
        Stockholder Payable                                                        $1,233,075          $2,290,991
        Obligations under cap leases, excl current maturities                        $223,027            $266,256
                                                                              ----------------   -----------------
              TOTAL LIABILITIES                                                    $9,897,646          $9,927,421

        Minority interest                                                             $74,955             $74,955

      STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value, authorized                                      $30,934             $30,434
             20,000,000 shares: issued and outstanding
             3,093,359  shares as of December  31,1997and  3,300,130 as of March
             31,1998.
        Additional paid-in capital                                                $18,725,535         $18,526,035
        Accumulated Deficit                                                     ($15,105,358)       ($15,461,903)
        Foreign Currency Adjustment                                                 ($58,601)           ($53,048)
                                                                              ----------------   -----------------
              TOTAL STOCKHOLDERS' EQUITY                                           $3,592,510          $3,041,518
                                                                              ----------------   -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $13,565,111         $13,043,894
                                                                              ================   =================

LUKENS MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

                                                      THREE MONTHS
                                                          ENDED
                                                        MARCH 31,
                                                          1998                1997
                                                      --------------     ---------------
SALES                                                    $2,658,933          $2,403,939
Cost of sales                                            $1,624,062          $1,638,284
                                                      --------------     ---------------
     GROSS PROFIT                                        $1,034,871            $765,655
                                                      --------------     ---------------

Selling expenses                                           $227,004            $228,374
General and administrative expenses                        $311,808            $218,758
Research and development expenses                           $17,098             $12,020
                                                      --------------     ---------------
          TOTAL OPERATING EXPENSES                         $555,910            $459,152
                                                      --------------     ---------------
     EARNINGS FROM OPERATIONS                              $478,961            $306,503
                                                      --------------     ---------------

OTHER EXPENSE INCOME:

     Interest income                                          ($50)            ($1,860)
     Interest expense                                      $122,466             $53,466
     Other, net                                                  $0              $1,500
                                                      --------------     ---------------
          TOTAL OTHER EXPENSE INCOME                       $122,416             $53,106
                                                      --------------     ---------------
          EARNINGS (LOSS) BEFORE INCOME TAXES              $356,545            $253,397

Income tax expense                                               $0                  $0
                                                      --------------     ---------------
          NET EARNINGS (LOSS)                              $355,545            $253,397
                                                      ==============     ===============


Basic net earnings (loss) per share                           $0.12               $0.09

Dilutive net earnings (loss) per share                        $0.11               $0.08

Weighted average number of common
    Shares outstanding - basic                            3,093,359           2,843,659

Weighted average number of common
    and common equivalent shares
    Outstanding - dilutive                                3,300,130           3,315,737
                                                      ==============     ===============

LUKENS MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                        1998                1997
                                                                  -----------------     -------------
CASH FLOWS FROM OPERATIONS:
   NET EARNINGS (LOSS)                                                    $356,545          $253,397
   ADJUSTMENTS TO  RECONCILE  NET  EARNINGS  (LOSS) TO CASH
       PROVIDED  (USED) BY  OPERATING ACTIVITIES:
        Depreciation                                                      $106,550           $82,309
        Amortization of intangible assets                                  $61,915           $37,049

   CHANGES IN CURRENT ASSETS AND LIABILITIES:
        Accounts receivable                                             ($425,976)        ($218,117)
        Inventory                                                       ($227,659)           $38,337
        Prepaids                                                         ($11,766)         ($74,849)
        Accounts payable                                                  $113,296         ($13,786)
        Accrued liabilities                                               ($3,233)          $165,534
   Change in other assets                                                       $0         ($83,606)
                                                                  -----------------     -------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               ($30,328)          $186,268
                                                                  -----------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                                       ($50,000)         ($31,547)
   Investment in Joint ventures                                                 $0         ($22,913)
   Purchase of intangible assets                                                $0        ($583,689)
                                                                  -----------------     -------------
          NET CASH USED IN INVESTING ACTIVITIES                          ($50,000)        ($638,149)
                                                                  -----------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on long term debt & obligations under capital                     $0        ($239,470)
leases
   Principal payments on long term debt & obligations under             ($139,838)         ($25,783)
capital leases
   Proceeds from the issuance of common stock and equivalents             $200,000           $13,154
                                                                  -----------------     -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                        $60,162        ($252,099)
                                                                  -----------------     -------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           ($20,166)        ($703,980)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           $74,048          $878,090
                                                                  =================     =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $53,882          $174,110
                                                                  =================     =============

                           LUKENS MEDICAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

(1)  Summary of Significant Accounting Policies

     The Company's principal business activity is the manufacture and sale of disposable surgical products. The Company's main product lines are surgical sutures, lancets, sharps containers, and diagnostic products. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosure necessary for a full presentation of financial position, results of operations, and cash flows. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the results of operations of the Company for the three-month period ended March 31, 1998 and 1997. The accounting policies followed by the Company are set forth in note (1) of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended (the "1997 Form 10-K") filed with the Securities and Exchange Commission. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Inventory

     Inventory consists of the following components at:

                                      March 31      December 31
                                        1998           1997
                                    -----------    -----------
                Raw Materials       $ 2,127,718    $ 1,938,343
                Work-in-Process       1,950,637      1,972,124
                Finished Goods        1,321,374      1,261,603
                Inventory Reserve       (66,170)       (66,170)
                                    -----------    -----------
                                    $ 5,333,559    $ 5,105,900
                                    ===========    ===========

(3)  Income Taxes

The  net  operating   loss  and  credit  for  increasing   research   activities
carryforwards as of December 31, 1997, expire as follows:

                      Approximate                                      Increasing Research
                     Net Operating                                     Activities Book/Tax
                  Loss Carryforward                                           Credits
                  -----------------                                           -------

                    State Loss                Federal Loss
                      Amount                     Amount                  Tax Effect                Tax Effect
                      ------                     ------                  ----------                ----------
   1999              $ 2,537,000               $       --              $   122,000              $     3,800
   2000                       --                1,930,000                  656,000                   37,200
   2001                3,000,000                1,835,000                  789,000                   37,500
   2002                       --                1,132,000                  385,000                    1,400
   2003                1,480,000                2,086,000                  780,000                   25,100
   2004                  315,000                  390,000                  148,000                       --
   2005                  161,000                  278,000                  102,000                       --
   2006                       --                   50,000                   17,000                       --
   2007                       --                   26,000                    9,000                       --
   2008                       --                   88,000                   30,000                       --
   2009                       --                2,760,000                  938,000
   2012                       --                3,000,000                1,020,000                       --
                     -------------------------------------------------------------
                     $ 7,493,000              $13,575,000              $ 4,996,000              $   105,000
                     ===========              ===========              ===========              ===========

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

(4)  Pending Litigation

     Owen Mumford Ltd. ("Owen Mumford"), one of the Company's competitors, filed a complaint in the United States District Court for the Eastern District of Virginia, Richmond Division on April 29, 1998 and served a summons and complaint on the Company on June 1, 1998, alleging that the one of the Company's products, the "Gentle-Let 1" infringes on a patent owned by Owen Mumford. The complaint seeks unspecified damages adequate to compensate Owen Mumford for the alleged patent infringement, as well as costs and expenses. The Company intends to vigorously defend itself in this proceeding. The matter is currently in the discovery phase.

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

(6)  Other Comprehensive Income

     The components of other comprehensive income are presented below:


                                                                       Three months ending
                                                                            March 31, 1998
                                                                       -------------------
         Net earnings:                                                         356,545
         Foreign currency translation adjustments                               (5,553)
                  Total comprehensive income                                  $350,992
                                                                              ========

Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations

Three Months Ended March 31, 1998

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

General and Administrative expenses increased $94,000 to $312,000 for the 1998 quarter, versus $228,000 for the 1997 quarter. The majority of this increase was a result of increased expenses relating to the various acquisitions in 1997, and the addition of staff in Brazil. Sales and Marketing expenses were approximately the same for the 1998 and 1997 quarters, and R&D increased $5,000 to $17,000 for the 1998 quarter, versus $12,000 for the 1997 quarter. The increase in R&D expenses reflects the cost of the Company's focus on obtaining ISO Certification in 1998.

As a result of the foregoing, Income from Operations increased 57%, or $174,000, to $479,000 for the 1998 quarter versus Income from Operations of $307,000 for the same quarter in 1997.

Interest expense increased $69,000 from $53,500 in 1997 to $122,000 in 1998 due to an increase in net borrowings to finance the Acquisition in May 1997, and the investment in the Brazil joint venture in September 1997.

As a result of the foregoing, the Company achieved a net profit for the quarter of $356,000, or $.11 per share, for 1998, compared to a net profit of $253,000, or $.08 per share, in 1997.

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

During the quarter ended March 31, 1998, the Company was in technical default of certain financial covenants and in payment default under certain of its term loans with its lending bank as more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In April 1998, the Company cured its payment default under the term loans and its lending bank amended certain of the financial covenants so that the Company is no longer in default under any of its lines of credit.

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

                                           LUKENS MEDICAL CORPORATION

Date:  August 28, 1998                     By:      /s/ Robert S. Huffstodt
                                           -------------------------------------
                                           Robert S. Huffstodt
                                           President and Chief Executive Officer

Date:  August 28, 1998                     By:      /s/ Michael E. Sobieski
                                              ----------------------------------
                                           Michael E. Sobieski
                                           Chief Financial Officer