Form 10QSB/A
period 1998-06-30
LUKENS MEDICAL CORP
filed 1998-08-31
CIK 857802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1998
                              -----------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------


Commission File Number             1-11109
                      -------------------------------------------

                           Lukens Medical Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

          Delaware                                        22-2429965
 ------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

3820 Academy Parkway North NE, Albuquerque, NM                 87109
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code            (505) 342-9638
                                              ----------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                 No
                               ---                  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at June 30, 1998
   ----------------------------                 ----------------------------
   Common Stock, $.01 Par Value                      3,118,859 Shares

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

LUKENS MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                            UNAUDITED            AUDITED
                                                                            JUNE 30,           DECEMBER 31,
                              ASSETS                                          1998                 1997
                              ------                                     ----------------    ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                            $      6,583        $     74,048
     Accounts Receivable, net of allowance for doubtful                   $  2,504,342        $  1,836,542
          accounts of $40,000 as of December 31,1997
          and $40,000 as of June 30,1998

     Inventory                                                            $  5,822,224        $  5,105,900
     Prepaid Expenses                                                     $    265,518        $    127,080
                                                                          ------------        ------------
        TOTAL CURRENT ASSETS                                              $  8,598,667        $  7,143,570

     Land, building and equipment, net of accumulated                     $  3,441,318        $  3,599,150
          depreciation  of $1,963,377 as of December 31,1997
          and $2,161,643 as of June 30,1998

     Intangible assets                                                    $  2,109,832     $  2,215,420
          net of amortization  of $1,222,264 as of December
          31, 1997 and $1,346,852 as of June 30,1998

     Other assets                                                         $     78,533        $     85,754
                                                                          ------------        ------------
        TOTAL ASSETS                                                      $ 14,209,350       $ 13,043,894
                                                                          ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  2,376,924        $  1,864,832
  Accrued liabilities                                                     $    106,958        $    138,016
  Current maturities of long term debt                                    $  4,618,840        $  5,146,950
  Current maturities of obligations under capital leases                  $    139,672        $    146,893
                                                                          ------------        ------------
        TOTAL CURRENT LIABILITIES                                         $  7,242,394        $  7,296,691

  Long-term debt, excluding current maturities                            $  1,477,226        $     73,483
  Long Term Stockholder Payable                                           $  1,233,075        $  2,290,991
  Obligations under cap leases, excl current maturities                   $    211,062        $    266,256
                                                                          ------------        ------------
        TOTAL LIABILITIES                                                 $ 10,163,757        $  9,927,421

  Minority interest                                                       $     74,955        $     74,955

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized                                $     30,934        $     30,434
       20,000,000 shares: issued and outstanding
       3,043,359 shares as of December 31,1997
       and 3,093,359 as of June 30,1998

  Additional paid-in capital                                              $ 18,725,535        $ 18,526,035
  Accumulated Deficit                                                     ($14,723,216)       ($15,461,903)
  Foreign Currency Adjustment                                             ($    62,615)       ($    53,048)
                                                                          ------------        ------------
        TOTAL STOCKHOLDERS' EQUITY                                        $  3,970,638        $  3,041,518

                                                                          ============        ============
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 14,209,350        $ 13,043,894
                                                                          ============        ============

                           LUKENS MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30                              JUNE 30
                                                          ------------------                     ----------------
                                                        1998              1997               1998               1997
                                                        ----              ----               ----               ----
SALES                                               $ 2,839,069       $ 2,329,859        $ 5,498,002        $ 4,733,798
Cost of sales                                       $ 1,696,981       $ 1,524,609        $ 3,321,043        $ 3,162,893
                                                    -----------       -----------        -----------        -----------
     GROSS PROFIT                                   $ 1,142,088       $   805,250        $ 2,176,959        $ 1,570,905
                                                    -----------       -----------        -----------        -----------

Selling expenses                                    $   220,371       $   200,656        $   447,375        $   429,030
General and administrative expenses                 $   355,946       $   254,880        $   667,754        $   473,638
Research and development expenses                   $    15,898       $    12,881        $    32,996        $    24,901
                                                    -----------       -----------        -----------        -----------
          TOTAL OPERATING EXPENSES                  $   592,215       $   468,417        $ 1,148,125        $   927,569
                                                    -----------       -----------        -----------        -----------
     EARNINGS FROM OPERATIONS                       $   549,873       $   336,833        $ 1,028,834        $   643,336
                                                    -----------       -----------        -----------        -----------

OTHER (EXPENSE) INCOME:
     Interest income                                $         0       ($    2,011)       ($       50)       ($    3,871)
     Interest expense                               $   167,731       $    68,941        $   290,197        $   122,407
     Other, net                                     $         0       ($    5,888)       $         0        ($    4,388)
                                                    -----------       -----------        -----------        -----------
          TOTAL OTHER (EXPENSE) INCOME              $   167,731       $    61,042        $   290,147        $   114,148
                                                    -----------       -----------        -----------        -----------
          EARNINGS (LOSS) BEFORE INCOME TAXES       $   382,142       $   275,791        $   738,687        $   529,188

Income tax expense                                  $         0       $         0        $         0        $         0

                                                    -----------       -----------        -----------        -----------
          NET EARNINGS                              $   382,142       $   275,791        $   738,687        $   529,188
                                                    ===========       ===========        ===========        ===========


Basic net earnings (loss) per share                 $      0.12       $      0.09        $      0.23        $      0.18
                                                    ===========       ===========        ===========        ===========

Dilutive net earnings (loss) per share              $      0.11       $      0.08        $      0.21        $      0.16
                                                    ===========       ===========        ===========        ===========

Weighted average number of common
    shares outstanding - basic                        3,093,359         2,998,571          3,171,745          2,865,280
                                                    ===========       ===========        ===========        ===========

Weighted average number of common
    and common equivalent shares
    outstanding - dilutive                            3,591,551         3,354,795          3,445,841          3,335,296
                                                    ===========       ===========        ===========        ===========

LUKENS MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

                                                                     SIX MONTHS           SIX MONTHS
                                                                       ENDED                ENDED
                                                                      JUNE 30,             JUNE 30,
                                                                        1998                 1997
                                                                  -----------------     ---------------
CASH FLOWS FROM OPERATIONS:
   NET EARNINGS                                                       $   738,687          $   529,188
   ADJUSTMENTS TO  RECONCILE  NET  EARNINGS  (LOSS) TO CASH
       PROVIDED  (USED) BY OPERATING ACTIVITIES:
        Depreciation                                                  $   198,266          $   209,910
        Amortization of intangible assets                             $   124,588          $    82,202

   CHANGES IN CURRENT ASSETS AND LIABILITIES:
        Accounts receivable                                           ($  667,800)         ($  739,756)
        Inventory                                                     ($  716,324)         ($  229,153)
        Prepaids                                                      ($  138,438)         ($   14,310)
        Accounts payable                                               $  512,092          $   209,891
        Accrued liabilities                                           ($   31,058)         $    40,776
   Change in other assets                                              $    7,221          ($   22,448)
                                                                      -----------          -----------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            ($   27,234)         $    66,300
                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                                    ($   50,001)         ($1,244,228)
   Investment in Joint ventures                                       $         0          ($  943,941)
   Purchase of intangible assets                                      $         0          ($  435,401)
                                                                      -----------          -----------
          NET CASH USED IN INVESTING ACTIVITIES                       ($   50,001)         ($2,623,570)
                                                                      -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long term debt & obligations under capital           $         0          $ 1,611,477
leases
   Principal payments on long term debt & obligations under           ($  244,698)         $ 1,175,303
capital leases
   Proceeds from the issuance of common stock and equivalents         $   200,000          ($1,000,098)

                                                                      -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             ($   44,698)         $ 1,786,682
                                                                      -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  ($   67,465)         ($  770,588)
                                                                      -----------          -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      $    74,048          $   878,090
                                                                      -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     6,583          $   107,502
                                                                      ===========          ===========
Supplemental:
    Foreign currency translation                                      $     9,567
                                                                      ===========

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

(2)  Inventory

     Inventory consists of the following components at:

                                             June 30,              December 31
                                               1998                    1997
                                         ------------------         ----------

Raw Materials                                 $2,325,774           $ 1,938,343
Work-in-Process                                2,192,974             1,972,124
Finished Goods                                 1,369,646             1,261,603
Inventory Reserve                                (66,170)             (66,170)
                                             -----------           -----------
                                             $ 5,822,224           $ 5,105,900
                                             ===========           ===========

(3)      Income Taxes

The  net  operating   loss  and  credit  for  increasing   research   activities
carryforwards as of December 31, 1997, expire as follows:

                      Approximate                         Increasing Research
                     Net Operating                        Activities Book/Tax
                  Loss Carryforward                             Credits
                  -----------------                             -------

                    State Loss     Federal Loss
                      Amount          Amount         Tax Effect       Tax Effect
                      ------          ------         ----------       ----------

        1999      $ 2,537,000                $      $   122,000      $     3,800
        2000               --        1,930,000          656,000           37,200
        2001        3,000,000        1,835,000          789,000           37,500
        2002               --        1,132,000          385,000            1,400
        2003        1,480,000        2,086,000          780,000           25,100
        2004          315,000          390,000          148,000               --
        2005          161,000          278,000          102,000               --
        2006               --           50,000           17,000               --
        2007               --           26,000            9,000               --
        2008               --           88,000           30,000               --
        2009               --        2,760,000          938,000
        2012               --        3,000,000        1,020,000               --
                   ----------      -----------      -----------      -----------
                   $7,493,000      $13,575,000      $ 4,996,000      $   105,000
                   ==========      ===========      ===========      ===========

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

(6)       Other Comprehensive Income

The components of other comprehensive income are presented below:

                                     Three months ending       Six months ending
                                         June 30, 1998          June 30, 1998

Net Earnings                               $ 382,142              $ 738,687

Foreign currency translation adjustment       (4,014)                (9,567)

Total comprehensive income                 $ 378,128              $ 729,120

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

General and Administrative expenses increased $112,000 to $367,000 for the 1998 quarter, versus $255,000 for the 1997 quarter. The majority of this increase was a result of increased amortization expenses relating to the various acquisitions in 1997, and the addition of staff in Brazil. Sales and Marketing expenses were approximately the same for the 1998 and 1997 quarters, and R&D increased $3,000 to $16,000 for the 1998 quarter, versus $13,000 for the 1997 quarter. The increase in R&D expenses reflects the cost of the Company's focus on obtaining ISO Certification in 1998.

As a result of the foregoing, Income from Operations increased 63%, or $213,000, to $550,000 for the 1998 quarter versus Income from Operations of $337,000 for the same quarter in 1997.

Interest expense increased $99,000 from $69,000 in 1997 to $168,000 in 1998 due to an increase in net borrowings to finance the Acquisition in May 1997, and the investment in the Brazil joint venture in September 1997.

As a result of the foregoing, the Company achieved a net profit for the quarter of $382,000 or $.11 per share, for 1998, compared to a net profit of $276,000, or $.08 per share, in 1997.

Six Months Ended June 30, 1998

Sales increased approximately $764,000 or 16% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due mainly to revenue generated from the product lines acquired from Pro-Tec and Techsynt acquisitions in May 1997, increases in Lancet sales and increased dental suture sales.

Gross margins increased to 39% from 33% due to shifts in the product mix, yielding gross profits of $2,176,959 for the six months ended June 30, 1998, compared to $1,570,905 for the six months ended June 30, 1997. Total operating expenses increased $220,000 or 24% for the six months ended June 30, 1998 due, again, to increases in Sales and Administrative Staff resulting from the PRO-TEC and Ulster acquisitions due to amortization, selling expenses increased $18,000 or 4% and G&A expenses increased $194,000 or 41%. R&D increased by $8,000 or 33% due to the successful completion of the Company's synthetic absorbable suture project.

Interest expense increased $168,000 due to higher levels of borrowing related to its joint venture in India and the PRO-TEC and Techsynt acquisitions.

As a result of the foregoing, the Company incurred a net profit of $739,000 or $.21 per share, for the six months ended June 30, 1998 compared to a net profit of $529,000 or $.16 per share during the same period in 1997.

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

During the quarter ended June 30, 1998, the Company experienced lower levels of productivity at its primary suture manufacturing facility in Juarez, Mexico. This was caused by unusually high turnover of staff, due to increased competition for labor in the local market, productivity fell by as much as 30-35% for the period, and as a result, the Company fell short of its production goals which in turn created increased levels of inventory. The Company's decreased ability to convert its inventory into cash or accounts receivable has resulted in a working capital shortfall. The Juarez facility is the Company's primary suture assembly plant, and typically generates approximately 30% of the products sold by the Company in a given quarter. The Company is currently working to remedy its production problems, but no assurance can be given that a remedy will be forthcoming in the immediate future.

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